Form 10-Q
period 1995-03-31
PARKER & PARSLEY 84-A LTD
filed 1995-05-10
CIK 757545

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                            FORM 10-Q

  /x/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995, or

  / /   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from _______ to _______

                    Commission File No. 2-90417

                     PARKER & PARSLEY 84-A, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                             75-1974814
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                          79701
(Address of principal executive offices)           (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
        (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 13 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 84-A, LTD.
                     (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                             BALANCE SHEETS
                                           March 31,    December 31,
                                             1995           1994
                                          ----------    ------------
                                          (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearings deposits of
  $52,284 at March 31 and $68,292 at
  December 31                             $     52,534  $     68,542
Accounts receivable - oil and gas sales        193,773       178,618
                                           -----------   -----------
     Total current assets                      246,307       247,160

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     18,669,196    18,669,312
  Accumulated depletion                    (12,713,161)  (12,560,042)
                                           -----------   -----------
     Net oil and gas properties              5,956,035     6,109,270
                                           -----------   -----------
                                          $  6,202,342  $  6,356,430
                                           ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate             $     72,369  $     56,035
Partners' capital:
 Limited partners (19,435 interests)         5,489,492     5,639,089
 General partners                              640,481       661,306
                                           -----------   -----------
                                             6,129,973     6,300,395
                                           -----------   -----------
                                          $  6,202,342  $  6,356,430
                                           ===========   ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 84-A, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Revenues:
 Oil and gas sales                         $  412,623    $  359,699
 Interest income                                1,616           627
                                            ---------     ---------
     Total revenue                            414,239       360,326

Costs and expenses:
 Production costs                             254,966       247,422
 General and administrative expenses           13,930        13,499
 Depletion                                    153,119       150,408
                                            ---------     ---------
     Total costs and expenses                 422,015       411,329
                                            ---------     ---------
Net loss                                   $  (7,776)    $  (51,003)
                                            =========     =========
Allocation of net income (loss):
 General partners                          $   21,349    $   10,425
                                            =========     =========
 Limited partners                          $  (29,125)   $  (61,428)
                                            =========     =========
Net loss per limited partnership
 interest                                  $    (1.50)   $    (3.16)
                                            =========     =========
Distributions per limited partnership
 interest                                  $     6.20    $     4.60
                                            =========     =========




   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 84-A, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)



                              General       Limited
                              partners      partners       Total
                            -----------   -----------   -----------


Balance at January 1, 1994  $   710,620   $ 6,120,544   $ 6,831,164

Distributions                   (26,550)      (89,401)     (115,951)

Net income (loss)                10,425       (61,428)      (51,003)
                             ----------    ----------    ----------
Balance at March 31, 1994   $   694,495   $ 5,969,715   $ 6,664,210
                             ==========    ==========    ==========


Balance at January 1, 1995  $   661,306   $ 5,639,089   $ 6,300,395

Distributions                   (42,174)     (120,472)     (162,646)

Net income (loss)                21,349       (29,125)       (7,776)
                             ----------    ----------    ----------
Balance at March 31, 1995   $   640,481   $ 5,489,492   $ 6,129,973
                             ==========    ==========    ==========










   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 84-A, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Cash flows from operating activities:
 Net loss                                  $   (7,776)   $  (51,003)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depletion                                  153,119       150,408
 Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                                (15,155)       10,893
   Increase in accounts payable                16,334        11,699
                                            ---------     ---------
     Net cash provided by operating
      activities                              146,522       121,997

Cash flows from investing activities:
 Disposals of oil and gas equipment               116        16,639

Cash flows from financing activities:
 Cash distributions to partners              (162,646)     (115,951)
                                            ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                             (16,008)       22,685
Cash and cash equivalents at beginning
 of period                                     68,542        31,681
                                            ---------     ---------
Cash and cash equivalents at end of period $   52,534    $   54,366
                                            =========     =========



   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 84-A, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 84-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,512,603, or $438.00 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed July 6, 1984. The general partners of the Registrant at December 31, 1994 were Parker & Parsley Development Company ("PPDC") and P&P Employees 84-A, Ltd. ("EMPL") (a Texas limited partnership whose general partner was PPDC) and 1,319 limited partners. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $19,435,000 representing 19,435 interests ($1,000 per interest).

Since its formation, the Registrant has invested $19,682,790 in various prospects that were drilled in Texas. At March 31, 1995, 39 wells were producing and three wells were plugged and abandoned; one in 1989, one in 1990 and one in 1992 due to unprofitable operations. The Registrant received interests in four additional wells in 1993 due to the Registrant's back-in after payout provisions.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $412,623 from $359,699 for the three months ended March 31, 1995 and 1994, respectively, an increase of 15%. The increase in revenues resulted from a 3% increase in mcf of gas produced and sold and a 28% increase in the average price received per barrel of oil, offset by a 5% decrease in barrels of oil produced and sold and a 3% decrease in the average price received per mcf of gas. For the three months ended March 31, 1995, 17,558 barrels of oil were sold compared to 18,457 for the same period in 1994, a decrease of 899 barrels. For the three months ended March 31, 1995, 63,398 mcf of gas were sold compared to 61,742 for the same period in 1994, an increase of 1,656 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Registrant's oil properties, while the increase in gas volumes was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.72 from $13.45 for the three months ended March 31, 1994 to $17.17 for the same period in 1995. The average price received per mcf of gas decreased from $1.81 during the three months ended March 31, 1994 to $1.75 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Costs and Expenses:

Total costs and expenses increased to $422,015 for the three months ended March 31, 1995 as compared to $411,329 for the same period in 1994, an increase of $10,686, or 3%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $254,966 for the three months ended March 31, 1995 and $247,422 for the same period in 1994 resulting in a $7,544 increase, or 3%. The increase primarily consisted of additional well repair and maintenance costs incurred in an effort to stimulate well production.
In addition, production taxes increased due to the increase in oil and gas revenues, offset by a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $13,499 for the three months ended March 31, 1994 to $13,930 for the same period in 1995.

Depletion was $153,119 for the three months ended March 31, 1995 compared to $150,408 for the same period in 1994. This represented an increase in depletion of $2,711, or 2%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 899 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 36,338 barrels, or 4%, resulting in a higher unit cost per barrel of production.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,512,603, or $438.00 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased to $146,522 during the three months ended March 31, 1995, a 20% increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales, offset by an increase in production costs and G&A. The increase in oil and gas sales was due to an increase in the mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by a decrease in the barrels of oil produced and sold. The increase in production costs was due to additional well repair and maintenance costs incurred in an effort to stimulate well production in the three months ended March 31, 1995 as compared to the same period in 1994 and an increase in production taxes. The increase in G&A was due to additional allocated expenses by the managing general partner.

Net Cash Provided by Investing Activities:

The Registrant's principal investing activities during the three months ended March 31, 1995 were proceeds derived from the disposal of oil and gas equipment.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $162,646 of which $120,472 was distributed to the limited partners and $42,174 to the general partners. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $115,951 of which $89,401 was distributed to the limited partners and $26,550 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,512,603, or $438.00 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 84-A, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PARKER & PARSLEY 84-A, LTD.

                           By: Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  May 12, 1995       By: /s/ Steven L. Beal
                              --------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President - Finance and
                                     Chief Financial Officer
                                     of PPUSA