Form 10-Q
period 1995-06-30
PARKER & PARSLEY 84-A LTD
filed 1995-08-09
CIK 757545

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

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

                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 84-A, LTD.
                     (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
                             BALANCE SHEETS

                                            June 30,     December 31,
                                              1995           1994
                                          ------------   ------------
                                           (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $83,484 at
  June 30 and $68,292 at December 31      $     83,734   $     68,542
 Accounts receivable - oil and gas sales       182,401        178,618
                                           -----------    -----------
     Total current assets                      266,135        247,160

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     18,669,350     18,669,312
  Accumulated depletion                    (12,873,158)   (12,560,042)
                                           -----------    -----------
     Net oil and gas properties              5,796,192      6,109,270
                                           -----------    -----------
                                          $  6,062,327   $  6,356,430
                                           ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate             $     81,457   $     56,035

Partners' capital:
 Limited partners (19,435 interests)         5,353,662      5,639,089
 General partners                              627,208        661,306
                                           -----------    -----------
                                             5,980,870      6,300,395
                                           -----------    -----------
                                          $  6,062,327   $  6,356,430
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

                        PARKER & PARSLEY 84-A, LTD.
                       (A Texas Limited Partnership)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                         Three months ended        Six months ended
                              June 30,                  June 30,
                         1995         1994         1995         1994
                      ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales    $  424,343   $  421,977   $  836,966   $  781,676
 Interest income           2,040        1,020        3,656        1,647
 Salvage income from
  equipment disposal         154          241          154          241
                       ---------    ---------    ---------    ---------
    Total revenues       426,537      423,238      840,776      783,564

Costs and expenses:
 Production costs        234,931      269,132      489,897      516,554
 General and admin-
  istrative expenses      12,730        7,693       26,660       21,192
 Depletion               159,997      121,155      313,116      271,563
                       ---------    ---------    ---------    ---------
    Total costs and
     expenses            407,658      397,980      829,673      809,309
                       ---------    ---------    ---------    ---------
Net income (loss)     $   18,879   $   25,258   $   11,103   $  (25,745)
                       =========    =========    =========    =========
Allocation of net
 income (loss):
  General partners    $   28,758   $   24,453   $   50,107   $   34,878
                       =========    =========    =========    =========
  Limited partners    $   (9,879)  $      805   $  (39,004)  $  (60,623)
                       =========    =========    =========    =========
Net income (loss) per
 limited partnership
 interest             $     (.51)  $      .04   $    (2.01)  $    (3.12)
                       =========    =========    =========    =========
Distributions per
 limited partnership
 interest             $     6.48   $     5.20   $    12.68   $     9.80
                       =========    =========    =========    =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 84-A, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)




                              General       Limited
                              partners      partners        Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $   710,620   $ 6,120,544   $ 6,831,164

Distributions                    (61,760)     (190,463)     (252,223)

Net income (loss)                 34,878       (60,623)      (25,745)
                              ----------    ----------    ----------
Balance at June 30, 1994     $   683,738   $ 5,869,458   $ 6,553,196
                              ==========    ==========    ==========


Balance at January 1, 1995   $   661,306   $ 5,639,089   $ 6,300,395

Distributions                    (84,205)     (246,423)     (330,628)

Net income (loss)                 50,107       (39,004)       11,103
                              ----------    ----------    ----------
Balance at June 30, 1995     $   627,208   $ 5,353,662   $ 5,980,870
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

                      PARKER & PARSLEY 84-A, LTD.
                     (A Texas Limited Partnership)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 Six months ended
                                                     June 30,
                                                1995          1994
                                             ----------    ----------
Cash flows from operating activities:
 Net income (loss)                           $   11,103    $  (25,745)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                    313,116       271,563
   Salvage income from equipment disposal          (154)         (241)
 Changes in assets and liabilities:
  Increase in accounts receivable                (3,783)      (11,491)
  Increase in accounts payable                   25,422        35,062
                                              ---------     ---------
     Net cash provided by operating
      activities                                345,704       269,148

Cash flows from investing activities:
 (Additions) disposals of oil and gas
  properties                                        (38)       14,525
 Proceeds from salvage income on equipment
  disposal                                          154           241
                                              ---------     ---------
     Net cash provided by investing
      activities                                    116        14,766

Cash flows from financing activities:
 Cash distributions to partners                (330,628)     (252,223)
                                              ---------     ---------
Net increase in cash and cash equivalents        15,192        31,691
Cash and cash equivalents at beginning of
 period                                          68,542        31,681
                                              ---------     ---------
Cash and cash equivalents at end of period   $   83,734    $   63,372
                                              =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 84-A, LTD.
                      (A Texas Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               June 30, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 84-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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

Since its formation, the Registrant invested $19,682,944 in various prospects that were drilled in Texas. At June 30, 1995, 39 wells were producing and three wells were plugged and abandoned; one in 1989, one in 1990 and one in 1992 due to unprofitable operations. The Registrant received interests in four additional wells in 1993 due to the Registrant's back-in after payout provisions.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $836,966 from $781,676 for the six months ended June 30, 1995 and 1994, respectively, an increase of 7%. The increase in revenues resulted from a 7% increase in mcf of gas produced and sold and a 17% increase in the average price received per barrel of oil, offset by a 6% decrease in barrels of oil produced and sold and a 4% decrease in the average price received per mcf of gas. For the six months ended June 30, 1995, 34,452 barrels of oil were sold compared to 36,806 for the same period in 1994, a decrease of 2,354 barrels. For the six months ended June 30, 1995, 138,472 mcf of gas were sold compared to 129,900 for the same period in 1994, an increase of 8,572 mcf. The decrease in oil volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties, while the increase in gas volumes was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.50 from $15.12 for the six months ended June 30, 1994 to $17.62 for the same period in 1995, while the average price received per mcf of gas decreased from $1.73 during the six months ended June 30, 1994 to $1.66 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Salvage income from equipment disposal during the six months ended June 30, 1995 consisted of equipment credits received of $154 on one well abandoned in a prior year. There was salvage income of $241 during the same period ended June 30, 1994 from equipment credits received on one well abandoned in a prior year.

Costs and Expenses:

Total costs and expenses increased to $829,673 for the six months ended June 30, 1995 as compared to $809,309 for the same period in 1994, an increase of $20,364, or 3%. This increase was due to increases in depletion and general and administrative expenses ("G&A"), offset by a decrease in production costs.

Production costs were $489,897 for the six months ended June 30, 1995 and $516,554 for the same period in 1994 resulting in a $26,657 decrease, or 5%. The decrease was primarily due to less well repair and maintenance costs and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 26% from $21,192 for the six months ended June 30, 1994 to $26,660 for the same period in 1995.

Depletion was $313,116 for the six months ended June 30, 1995 compared to $271,563 for the same period in 1994. This represented an increase in depletion of $41,553, or 15%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 2,354 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.27 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $424,343 from $421,977 for the three months ended June 30, 1995 and 1994, respectively. The increase in revenues resulted from a 10% increase in mcf of gas produced and sold and an 8% increase in the average price received per barrel of oil, offset by an 8% decrease in barrels of oil produced and sold and a 5% decrease in the average price received per mcf of gas. For the three months ended June 30, 1995, 16,894 barrels of oil were sold compared to 18,349 for the same period in 1994, a decrease of 1,455 barrels. For the three months ended June 30, 1995, 75,074 mcf of gas were sold compared to 68,158 for the same period in 1994, an increase of 6,916 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties, while the increase in gas production volumes was due to operational changes on several wells.

The average price received per barrel of oil increased $1.28 from $16.81 for the three months ended June 30, 1994 to $18.09 for the three months ended June 30, 1995, while the average price received per mcf of gas decreased to $1.58 for the three months ended June 30, 1995 from $1.67 in 1994.

Costs and Expenses:

Total costs and expenses increased to $407,658 for the three months ended June 30, 1995 as compared to $397,980 for the same period in 1994, an increase of $9,678, or 2%. This increase was due to increases in depletion and G&A, offset by a decrease in production costs.

Production costs were $234,931 for the three months ended June 30, 1995 and $269,132 for the same period in 1994 resulting in a $34,201 decrease, or 13%. The decrease was due to a decline in well repair and maintenance costs and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 65% from $7,693 for the three months ended June 30, 1994 to $12,730 for the same period in 1995.

Depletion was $159,997 for the three months ended June 30, 1995 compared to $121,155 for the same period in 1994. This represented an increase in depletion of $38,842, or 32%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 1,455 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.27 per barrel.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $345,704 during the six months ended June 30, 1995, a 28% increase from the same period ended June 30, 1994. This increase resulted from an increase in oil and gas sales and a decrease in production costs, offset by an increase in G&A. The increase in oil and gas sales was due to an increase in the mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by a decrease in the barrels of oil produced and sold and a decline in the price received per mcf of gas. The decline in production costs was due to less well repair and maintenance costs. The increase in G&A was due to additional allocated expenses by the managing general partner.

Net Cash Provided by Investing Activities

The Registrant's principal investing activity during the six months ended June 30, 1995 was for repair and maintenance on various oil and gas properties.

Proceeds from salvage income of $154 from the sale of oil and gas equipment on properties abandoned in prior years were received during the six months ended June 30, 1995, compared to $241 received during the same period in 1994.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $330,628 of which $246,423 was distributed to the limited partners and $84,205 to the general partners. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $252,223 of which $190,463 was distributed to the limited partners and $61,760 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 84-A, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 8, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA