Form 10-Q
period 1995-09-30
PARKER & PARSLEY 84-A LTD
filed 1995-11-13
CIK 757545

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1995           1994
                                                     (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $116,048 at September 30
      and $68,292 at December 31                    $   116,298     $   68,542
   Accounts receivable - oil and gas sales              164,947        178,618
                                                     ----------      ---------

           Total current assets                         281,245        247,160

Oil and gas properties - at cost, based on the
   successful efforts accounting method              18,199,397     18,669,312
      Accumulated depletion                         (12,552,035)   (12,560,042)
                                                     ----------     ----------

           Net oil and gas properties                 5,647,362      6,109,270
                                                     ----------     ----------

                                                    $ 5,928,607    $ 6,356,430
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    84,245    $    56,035

Partners' capital:
   Limited partners (19,435 interests)                5,227,495      5,639,089
   General partners                                     616,867        661,306
                                                     ----------     ----------

                                                      5,844,362      6,300,395
                                                     ----------     ----------

                                                    $ 5,928,607    $ 6,356,430
                                                     ==========     ==========




     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                  --------------------  ----------------------
                                    1995       1994        1995        1994
                                  ---------  ---------  ----------  ----------

Revenues:
   Oil and gas sales              $ 384,146  $ 435,984  $1,221,112  $1,217,660
   Interest income                    2,413      1,520       6,069       3,167
   Salvage income from equipment
    disposal                             -          -           -          241
   Gain on abandoned property        16,355         -       16,355          -
                                   --------   --------   ---------   ---------

       Total revenues               402,914    437,504   1,243,536   1,221,068

Costs and expenses:
   Production costs                 225,682    220,140     715,425     736,694
   General and administrative
      expenses                       13,786     20,313      40,446      41,505
   Abandoned property costs          12,039         -       12,039          -
   Depletion                        150,858    121,031     463,974     392,594
                                   -------    --------   ---------   ---------

       Total costs and expenses     402,365    361,484   1,231,884   1,170,793
                                   -------    --------   ---------   ---------

Net income                        $     549  $  76,020  $   11,652  $   50,275
                                   ========   ========   =========   =========

Allocation of net income (loss):
   General partners               $  22,708  $  37,787  $   72,815  $   72,665
                                   ========   ========   =========   =========

   Limited partners               $ (22,159) $  38,233  $  (61,163) $  (22,390)
                                   ========   ========   =========   =========

Net income (loss) per limited
   partnership interest           $   (1.14) $    1.97  $    (3.15) $    (1.15)
                                   ========   ========   =========   =========

Distributions per limited
   partnership interest           $    5.35  $    6.50  $    18.03  $    16.30
                                   ========   ========   =========   =========





     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these tatements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners        Total


Balance at January 1, 1994           $  710,620     $6,120,544     $6,831,164

    Distributions                      (106,634)      (316,792)      (423,426)

    Net income (loss)                    72,665        (22,390)        50,275
                                      ---------      ---------      ---------

Balance at September 30, 1994        $  676,651     $5,781,362     $6,458,013
                                      =========      =========      =========


Balance at January 1, 1995           $  661,306     $5,639,089     $6,300,395

    Distributions                      (117,254)      (350,431)      (467,685)

    Net income (loss)                    72,815        (61,163)        11,652
                                      ---------      ---------      ---------

Balance at September 30, 1995        $  616,867     $5,227,495     $5,844,362
                                      =========      =========      =========







     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                         1995           1994

Cash flows from operating activities:

  Net income                                         $   11,652     $   50,275
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                         463,974        392,594
      Gain on abandoned property                        (16,355)            -
      Salvage income from equipment disposal                 -            (241)
  Changes in assets and liabilities:
      Decrease in accounts receivable                    13,671          9,316
      Increase in accounts payable                       28,210         39,048
                                                      ---------      ---------

        Net cash provided by operating activities       501,152        490,992

Cash flows from investing activities:

  (Additions) disposals to oil and gas properties        (2,066)        10,968
  Proceeds from equipment salvage on abandoned
    property                                             16,355             -
  Proceeds from salvage income on equipment
    disposals                                                -             241
                                                      ---------      ---------

        Net cash provided by investing activities        14,289         11,209

Cas flows from financing activities:

  Cash distributions to partners                       (467,685)      (423,426)
                                                      ---------      ---------

Net increase in cash and cash equivalents                47,756         78,775
Cash and cash equivalents at beginning of period         68,542         31,681
                                                      ---------      ---------

Cash and cash equivalents at end of period           $  116,298     $  110,456
                                                      =========      =========





     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 84-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations of the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,512,603, or $438.00 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed July 6, 1984. The general partners of the Registrant at December 31, 1994 were Parker & Parsley Development Company ("PPDC") and P&P Employees 84-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is PPDC, and 1,319 limited partners. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $19,435,000 representing 19,435 interests ($1,000 per interest).

Since its formation, the Registrant invested $19,668,772 in various prospects that were drilled in Texas. At September 30, 1995, 38 wells were producing and four wells were plugged and abandoned; one in 1989, one in 1990, one in 1992 and one in 1995 due to unprofitable operations. The Registrant received interests in four additional wells in 1993 due to the Registrant's back-in after payout provision.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues increased to $1,221,112 from $1,217,660 for the nine months ended September 30, 1995 and 1994, respectively. The increase in revenues resulted from a 4% increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by an 8% decrease in barrels of oil produced and sold and a decrease in the average price received per mcf of gas. For the nine months ended September 30, 1995, 51,294 barrels were sold compared to 55,470 for the same period in 1994, a decrease of 4,176 barrels. For the nine months ended September 30, 1995, 207,332 mcf of gas were sold compared to 198,740 for the same period in 1994, an increase of 8,592 mcf. The decrease in oil volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties while the increase in gas volumes was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.41, or 9%, from $15.87 for the nine months ended September 30, 1994 to $17.28 for the same period in 1995 while the average price received per mcf of gas decreased 5% from $1.70 during the nine months ended September 30, 1994 to $1.62 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

A gain on abandoned property of $16,355 was recognized during the nine months ended September 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Salvage income from equipment disposal during the same period ended September 30, 1994 consisted of equipment credits received of $241 on one well abandoned in a prior year. Abandoned property costs of $12,039 were incurred on one well abandoned during the nine months ended September 30, 1995. There were no abandoned property costs for the same period ended September 30, 1994.

COSTS AND EXPENSES:

Total costs and expenses increased to $1,231,884 for the nine months ended September 30, 1995 as compared to $1,170,793 for the same period in 1994, an increase of $61,091, or 5%. This increase was due to an increase in depletion and abandoned property costs, offset by decreases in general and administrative expenses ("G&A") and production costs.

Production costs were $715,425 for the nine months ended September 30, 1995 and $736,694 for the same period in 1994 resulting in a $21,269 decrease, or 3%. The decrease was primarily due to a decline in well repair and maintenance costs and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 3% from $41,505 for the nine months ended September 30, 1994 to $40,446 for the same period in 1995.

Depletion was $463,974 for the nine months ended September 30, 1995 compared to $392,594 for the same period in 1994. This represented an increase in depletion of $71,380, or 18%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 4,176 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.27 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $8,512,603, or $438.00 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $384,146 from $435,984 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 12%. The decrease in revenues resulted from a 10% decline in barrels of oil produced and sold and a decrease in the average price received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 16,842 barrels of oil were sold compared to 18,663 for the same period in 1994, a decrease of 1,821 barrels. For the three months ended September 30, 1995, 68,860 mcf of gas were sold compared to 68,840 for the same period in 1994, an increase of 20 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.77, or 4%, from $17.34 for the three months ended September 30, 1994 compared to $16.57 for the same period in 1995, while the average price received per mcf of gas decreased 7% from $1.63 during the three months ended September 30, 1994 to $1.53 in 1995.

A gain on abandoned property of $16,355 was recognized during the three months ended September 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $12,039 were incurred on one well abandoned during the three months ended September 30, 1995. There was no abandonment activity for the same period ended September 30, 1994.

COSTS AND EXPENSES:

Total costs and expenses increased to $402,365 for the three months ended September 30, 1995 as compared to $361,484 for the same period in 1994, an increase of $40,881, or 11%. This increase was due to increases in production costs, abandoned property costs and depletion, offset by a decrease in G&A.

Production costs were $225,682 for the three months ended September 30, 1995 and $220,140 for the same period in 1994, resulting in a $5,542 increase, or 3%. The increase consisted of additional well repair and maintenance costs and an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 32% from $20,313 for the three months ended September 30, 1994 to $13,786 for the same period in 1995.

Depletion was $150,858 for the three months ended September 30, 1995 compared to $121,031 for the same period in 1994. This represented an increase in depletion of $29,827, or 25%. Depletion was calculated quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,821 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.27 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $501,152 during the nine months ended September 30, 1995, a $10,160 increase from the same period ended in 1994. This increase resulted from an increase in oil and gas sales and a decrease in production costs, offset by an increase in abandoned property costs. The increase in oil and gas sales was due to an increase in the mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by a decrease in the barrels of oil produced and sold and a decline in the price received per mcf of gas. The decline in production costs was due to less well repair and maintenance costs. The increase in abandoned property costs was due to the plugging and abandonment of one previously productive well.

NET CASH PROVIDED BY INVESTING ACTIVITIES

The Registrant's investing activities during the nine months ended September 30, 1995 included $2,066 for expenditures related to repair and maintenance activity performed on various oil and gas properties. The Registrant received $10,968 during the same period in 1994 from the disposal of oil and gas equipment on active properties.

Proceeds of $16,355 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995. During the same period in 1994, proceeds from salvage income of $241 were received from the sale of oil and gas equipment on properties abandoned in prior years.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $467,685 of which $350,431 was distributed to the limited partners and $117,254 to the general partners. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $423,426 of which $316,792 was distributed to the limited partners and $106,634 to the general partners.

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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $8,512,603, or $438.00 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                   PARKER & PARSLEY 84-A, LTD.

                             By:   Parker & Parsley Development L.P.,
                                    Managing General Partner

                                   By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated: November 9, 1995      By:   /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA