Form 10-Q
period 1996-03-31
PARKER & PARSLEY 84-A LTD
filed 1996-05-14
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     /x/     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 14 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                                                 March 31,       December 31,
                                                    1996             1995
                                                ------------     ------------
                                                 (Unaudited)
               ASSETS

Current assets:
 Cash and cash equivalents, including
  interest bearings deposits of $118,804
  at March 31 and $157,138 at December 31       $    119,304     $    157,388
Accounts receivable - oil and gas sales              191,675          180,964
                                                 -----------      -----------
     Total current assets                            310,979          338,352

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                           18,200,914       18,200,723
  Accumulated depletion                          (14,029,643)     (13,940,516)
                                                 -----------      -----------
     Net oil and gas properties                    4,171,271        4,260,207
                                                 -----------      -----------
                                                $  4,482,250     $  4,598,559
                                                 ===========      ===========
  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                   $     62,077     $    105,738
Partners' capital:
 Limited partners (19,435 interests)               3,943,804        4,013,044
 General partners                                    476,369          479,777
                                                 -----------      -----------
                                                   4,420,173        4,492,821
                                                 -----------      -----------
                                                $  4,482,250     $  4,598,559
                                                 ===========      ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                      1996            1995
                                                   ----------      ----------
Revenues:
 Oil and gas sales                                 $  422,643      $  412,623
 Interest income                                        1,923           1,616
                                                    ---------      ---------
     Total revenues                                   424,566         414,239

Costs and expenses:
 Production costs                                     241,442         254,966
 General and administrative expenses                   12,929          13,930
 Depletion                                             89,127         153,119
                                                    ---------       ---------
     Total costs and expenses                         343,498         422,015
                                                    ---------       ---------
Net income (loss)                                  $   81,068      $   (7,776)
                                                    =========       =========
Allocation of net income (loss):
 General partners                                  $   33,699      $   21,349
                                                    =========       =========
 Limited partners                                  $   47,369      $  (29,125)
                                                    =========       =========
Net income (loss) per limited
 partnership interest                              $     2.44      $    (1.50)
                                                    =========       =========
Distributions per limited partnership
 interest                                          $     6.00      $     6.20
                                                    =========       =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                      General        Limited
                                      partners       partners         Total
                                     -----------    -----------    -----------


Balance at January 1, 1995           $   661,306    $ 5,639,089    $ 6,300,395

  Distributions                          (42,174)      (120,472)      (162,646)

  Net income (loss)                       21,349        (29,125)        (7,776)
                                      ----------     ----------     ----------
Balance at March 31, 1995            $   640,481    $ 5,489,492    $ 6,129,973
                                      ==========     ==========     ==========


Balance at January 1, 1996           $   479,777    $ 4,013,044    $ 4,492,821

  Distributions                          (37,107)      (116,609)      (153,716)

  Net income                              33,699         47,369         81,068
                                      ----------     ----------     ----------
Balance at March 31, 1996            $   476,369    $ 3,943,804    $ 4,420,173
                                      ==========     ==========     ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                        1996          1995
                                                     ----------    ----------
Cash flows from operating activities:
 Net income (loss)                                   $   81,068    $   (7,776)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                             89,127       153,119
 Changes in assets and liabilities:
   Increase in accounts receivable                      (10,711)      (15,155)
   Increase (decrease) in accounts payable              (42,988)       16,334
                                                      ---------     ---------
     Net cash provided by operating
      activities                                        116,496       146,522

Cash flows from investing activities:
 (Additions) disposals of oil and gas
 properties                                                (864)          116

Cash flows from financing activities:
 Cash distributions to partners                        (153,716)     (162,646)
                                                      ---------     ---------
Net decrease in cash and cash
 equivalents                                            (38,084)      (16,008)
Cash and cash equivalents at beginning
 of period                                              157,388        68,542
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  119,304    $   52,534
                                                      =========     =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 84-A, Ltd. (the "Registrant") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the

Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,512,603, or $438.00 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed July 6, 1984. The general partners of the Registrant at December 31, 1994 were Parker & Parsley Development Company ("PPDC") and P&P Employees 84-A, Ltd. ("EMPL") (a Texas limited partnership whose general partner was PPDC) and 1,386 limited partners. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $19,435,000 representing 19,435 interests ($1,000 per interest).

Since its formation, the Registrant has invested $19,664,362 in various prospects that were drilled in Texas. Four wells have been plugged and abandoned due to unprofitable operations; one in 1989, one in 1990, one in 1992 and one in 1995. The Registrant received interests in six additional producing wells in 1993 due to the Registrant's back-in after payout provisions. At March 31, 1996, the Registrant had 38 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $422,643 from $412,623 for the three months ended March 31, 1996 and 1995, respectively, an increase of $10,020. The increase in revenues resulted from a 12% increase in the average price received per barrel of oil and a 25% increase in the average price received per mcf of gas, offset by a 10% decline in barrels of oil produced and sold and a 14% decline in mcf of gas produced and sold. For the three months ended March 31, 1996, 15,792 barrels of oil were sold compared to 17,558 for the same period in 1995, a decrease of 1,766 barrels. For the three months ended March 31, 1996, 54,576 mcf of gas were sold compared to 63,398 for the same period in 1995, a decrease of 8,822 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.06 from $17.17 for the three months ended March 31, 1995 to $19.23 for the same period in 1996. The average price received per mcf of gas increased from $1.75 during the three months ended March 31, 1995 to $2.18 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $343,498 for the three months ended March 31, 1996 as compared to $422,015 for the same period in 1995, a decline of $78,517, or 19%. This decline was due to decreases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $241,442 for the three months ended March 31, 1996 and $254,966 for the same period in 1995 resulting in a $13,524 decrease, or 5%. The decrease primarily consisted of less well repair and maintenance costs and a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 7% from $13,930 for the three months ended March 31, 1995 to $12,929 for the same period in 1996.

Depletion was $89,127 for the three months ended March 31, 1996 compared to $153,119 for the same period in 1995. This represented a decrease in depletion of $63,992, or 42%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,766 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 28,903 barrels, or 4%.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,512,603, or $438.00 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities decreased to $116,496 during the three months ended March 31, 1996, a 20% decrease from the same period ended March 31, 1995. This decrease was due to an increase in expenditures for production costs, offset by an increase in oil and gas sales receipts. The increase in production cost expenditures was due to additional well repair and maintenance costs incurred in an effort to stimulate well production. The increase in oil and gas sales receipts was due to higher average prices received for both oil and gas, offset by a decline in barrels of oil and mcf of gas produced and sold.

Net Cash Provided by (Used in) Investing Activities:

The Registrant's principal investing activity during the three months ended March 31, 1996 was for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $153,716 of which $116,609 was distributed to the limited partners and $37,107 to the general partners. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $162,646 of which $120,472 was distributed to the limited partners and $42,174 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                           PARKER & PARSLEY 84-A, LTD.

                           By: Parker & Parsley Development L.P.,
                               Managing General Partner

                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  May 14, 1996       By: /s/ Steven L. Beal
                              --------------------------------------
                               Steven L. Beal, Senior Vice
                                President and Chief Financial
                                Officer of PPUSA