Form 10-Q
period 1996-06-30
PARKER & PARSLEY 84-A LTD
filed 1996-08-12
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1996, or

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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                  June 30,     December 31,
                                                    1996           1995
                                                ------------   ------------
                                                (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $164,227 at
  June 30 and $157,138 at December 31           $    164,727   $    157,388
 Accounts receivable - oil and gas sales             199,602        180,964
                                                 -----------    -----------
     Total current assets                            364,329        338,352

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                           18,203,986     18,200,723
  Accumulated depletion                          (14,122,034)   (13,940,516)
                                                 -----------    -----------
     Net oil and gas properties                    4,081,952      4,260,207
                                                 -----------    -----------
                                                $  4,446,281   $  4,598,559
                                                 ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                   $     74,905   $    105,738

Partners' capital:
 Limited partners (19,435 interests)               3,896,203      4,013,044
 General partners                                    475,173        479,777
                                                 -----------    -----------
                                                   4,371,376      4,492,821
                                                 -----------    -----------
                                                $  4,446,281   $  4,598,559
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three months ended        Six months ended
                                    June 30,                  June 30,
                               1996         1995         1996         1995
                            ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales          $  479,847   $  424,343   $  902,490   $  836,966
 Interest income                 2,302        2,040        4,225        3,656
 Salvage income from
  equipment disposal                -           154           -           154
 Litigation settlement       1,055,353          -      1,055,353          -
                             ---------    ---------    ---------    ---------
    Total revenues           1,537,502      426,537    1,962,068      840,776

Costs and expenses:
 Production costs              212,880      234,931      454,322      489,897
 General and admin-
  istrative expenses            16,463       12,730       29,392       26,660
 Depletion                      92,391      159,997      181,518      313,116
                             ---------    ---------    ---------    ---------
    Total costs and
     expenses                  321,734      407,658      665,232      829,673
                             ---------    ---------    ---------    ---------
Net income                  $1,215,768   $   18,879   $1,296,836   $   11,103
                             =========    =========    =========    =========
Allocation of net
 income (loss):
  General partners          $  284,238   $   28,758   $  317,937   $   50,107
                             =========    =========    =========    =========
  Limited partners          $  931,530   $   (9,879)  $  978,899   $  (39,004)
                             =========    =========    =========    =========
Net income (loss) per
 limited partnership
 interest                   $    47.93   $     (.51)  $    50.37   $    (2.01)
                             =========    =========    =========    =========
Distributions per
 limited partnership
 interest                   $    50.38   $     6.48   $    56.38   $    12.68
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General       Limited
                                    partners      partners       Total
                                  -----------   -----------   -----------

Balance at January 1, 1995        $   661,306   $ 5,639,089   $ 6,300,395

Distributions                         (84,205)     (246,423)     (330,628)

Net income (loss)                      50,107       (39,004)       11,103
                                   ----------    ----------    ----------
Balance at June 30, 1995          $   627,208   $ 5,353,662   $ 5,980,870
                                   ==========    ==========    ==========


Balance at January 1, 1996        $   479,777   $ 4,013,044   $ 4,492,821

Distributions                        (322,541)   (1,095,740)   (1,418,281)

Net income                            317,937       978,899     1,296,836
                                   ----------    ----------    ----------
Balance at June 30, 1996          $   475,173   $ 3,896,203   $ 4,371,376
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                      1996          1995
                                                   ----------    ----------
Cash flows from operating activities:
 Net income                                        $1,296,836    $   11,103
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                          181,518       313,116
   Salvage income from equipment disposal                  -           (154)
 Changes in assets and liabilities:
  Increase in accounts receivable                     (18,638)       (3,783)
  Increase (decrease) in accounts payable             (30,160)       25,422
                                                    ---------     ---------
     Net cash provided by operating
      activities                                    1,429,556       345,704

Cash flows from investing activities:
 Additions to oil and gas properties                   (3,936)          (38)
 Proceeds from salvage income on equipment
  disposal                                                 -            154
                                                    ---------     ---------
     Net cash provided by (used in)
      investing activities                             (3,936)          116

Cash flows from financing activities:
 Cash distributions to partners                    (1,418,281)     (330,628)
                                                    ---------     ---------
Net increase in cash and cash equivalents               7,339        15,192
Cash and cash equivalents at beginning of
 period                                               157,388        68,542
                                                    ---------     ---------
Cash and cash equivalents at end of period         $  164,727    $   83,734
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 84-A, Ltd. (the "Registrant") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $825,594 to the limited partners, or $42.48 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $902,490 from $836,966 for the six months ended June 30, 1996 and 1995, respectively, an increase of 8%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 9% decrease in barrels of oil produced and sold and a 16% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 31,497 barrels of oil were sold compared to 34,452 for the same period in 1995, a decrease of 2,955 barrels. For the six months ended June 30, 1996, 116,401 mcf of gas were sold compared to 138,472 for the same period in 1995, a decrease of 22,071 mcf. The volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.03, or 17%, from $17.62 for the six months ended June 30, 1995 to $20.65 for the same period in 1996, while the average price received per mcf of gas increased 30% from $1.66 during the six months ended June 30, 1995 to $2.16 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income from equipment disposal during the six months ended June 30, 1995 consisted of equipment credits received of $154 on one well abandoned in a prior year. There were no equipment credits received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $665,232 for the six months ended June 30, 1996 as compared to $829,673 for the same period in 1995, a decrease of $164,441, or 20%. This decrease was due to reduced production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $454,322 for the six months ended June 30, 1996 and $489,897 for the same period in 1995 resulting in a $35,575 decrease, or 7%. The decrease was primarily due to less well repair and maintenance costs and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 10% from $26,660 for the six months ended June 30, 1995 to $29,392 for the same period in 1996.

Depletion was $181,518 for the six months ended June 30, 1996 compared to $313,116 for the same period in 1995. This represented a decrease in depletion of $131,598, or 42%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,955 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 28,903 barrels, or 4%.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $825,594 to the limited partners, or $42.48 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $479,847 from $424,343 for the three months ended June 30, 1996 and 1995, respectively. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 7% decrease in barrels of oil produced and sold and an 18% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 15,705 barrels of oil were sold compared to 16,894 for the same period in 1995, a decrease of 1,189 barrels. For the three months ended June 30, 1996, 61,825 mcf of gas were sold compared to 75,074 for the same period in 1995, a decrease of 13,249 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.00, or 22%, from $18.09 for the three months ended June 30, 1995 to $22.09 for the three months ended June 30, 1996, while the average price received per mcf of gas increased 36% to $2.15 for the three months ended June 30, 1996 from $1.58 in 1995.

Costs and Expenses:

Total costs and expenses decreased to $321,734 for the three months ended June 30, 1996 as compared to $407,658 for the same period in 1995, a decrease of $85,924, or 21%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $212,880 for the three months ended June 30, 1996 and $234,931 for the same period in 1995 resulting in a $22,051 decrease, or 9%. The decrease was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 29% from $12,730 for the three months ended June 30, 1995 to $16,463 for the same period in 1996.

Depletion was $92,391 for the three months ended June 30, 1996 compared to $159,997 for the same period in 1995. This represented a decrease in depletion of $67,606, or 42%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,189 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $1,083,852 from the same period ended June 30, 1995. This increase resulted primarily from the receipt of proceeds from the litigation settlement as discussed in Note 3, and an increase in average prices received for oil and gas sold.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 and 1995 included equipment replacement on various oil and gas properties.

Proceeds from salvage income were received during the six months ended June 30, 1995 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $1,418,281 of which $1,095,740 was distributed to the limited partners and $322,541 to the general partners. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $330,628 of which $246,423 was distributed to the limited partners and $84,205 to the general partners.

Cash distributions to the partners of $1,418,281 for the six months ended June 30, 1996 included $825,594 to the limited partners and $229,759 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 84-A, LTD.

                                By: Parker & Parsley Development L.P.,
                                      Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner




Dated:  August 9, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                     Officer of PPUSA