Form 10-Q
period 1996-09-30
PARKER & PARSLEY 84-A LTD
filed 1996-11-12
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /
                               Page 1 of __ pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   ....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    9



                           Part II. Other Information

Item 1.    Legal Proceedings..........................................   13


           Signatures.................................................   14

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $176,856 at September 30
      and $157,138 at December 31                  $    177,356    $   157,388
   Accounts receivable - oil and gas sales              211,248        180,964
                                                    -----------     ----------
           Total current assets                         388,604        338,352
                                                    -----------     ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method              18,206,556     18,200,723
      Accumulated depletion                         (14,196,727)   (13,940,516)
                                                    -----------     ----------
           Net oil and gas properties                 4,009,829      4,260,207
                                                    -----------     ----------
                                                   $  4,398,433    $ 4,598,559
                                                    ===========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     81,802    $   105,738

Partners' capital:
   Limited partners (19,435 interests)                3,847,860      4,013,044
   General partners                                     468,771        479,777
                                                    -----------     ----------
                                                      4,316,631      4,492,821
                                                    -----------     ----------
                                                   $  4,398,433    $ 4,598,559
                                                    ===========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                ---------------------   -----------------------
                                   1996        1995        1996         1995
                                ---------   ---------   ----------   ----------
Revenues:
   Oil and gas                  $ 470,808   $ 384,146   $1,373,298   $1,221,112
   Interest                         2,845       2,413        7,070        6,069
   Litigation settlement              -           -      1,055,353          -
   Gain on abandoned property         -        16,355          -         16,355
                                 --------    --------    ---------    ---------
                                  473,653     402,914    2,435,721    1,243,536
                                 --------    --------    ---------    ---------
Costs and expenses:
   Oil and gas production         223,011     225,682      677,333      715,425
   General and administrative      15,232      13,786       44,624       40,446
   Abandoned property                  -       12,039          -         12,039
   Depletion                       74,693     150,858      256,211      463,974
                                 --------    --------    ---------    ---------
                                  312,936     402,365      978,168    1,231,884
                                 --------    --------    ---------    ---------

Net income                      $ 160,717   $     549   $1,457,553   $   11,652
                                 ========    ========    =========    =========
Allocation of net income
  (loss):
    General partners            $  51,660   $  22,708   $  369,597   $   72,815
                                 ========    ========    =========    =========

    Limited partners            $ 109,057   $ (22,159)  $1,087,956   $  (61,163)
                                 ========    ========    =========    =========
Net income (loss) per limited
   partnership interest         $    5.61   $   (1.14)  $    55.98   $    (3.15)
                                 ========    ========    =========    =========
Distributions per limited
   partnership interest         $    8.10   $    5.35   $    64.48   $    18.03
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                   General         Limited
                                   partners        partners           Total
                                  ----------      -----------      -----------

Balance at January 1, 1996        $  479,777      $ 4,013,044      $ 4,492,821

    Distributions                   (380,603)      (1,253,140)      (1,633,743)

    Net income                       369,597        1,087,956        1,457,553
                                   ---------       ----------       ----------

Balance at September 30, 1996     $  468,771      $ 3,847,860      $ 4,316,631
                                   =========       ==========       ==========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                     -------------------------
                                                         1996          1995
                                                     -----------    ----------
Cash flows from operating activities:

  Net income                                         $ 1,457,553    $   11,652
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          256,211       463,974
      Gain on abandoned property                             -         (16,355)
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         (30,284)       13,671
      Increase (decrease) in accounts payable            (23,263)       28,210
                                                      ----------     ---------
        Net cash provided by operating activities      1,660,217       501,152
                                                      ----------     ---------
Cash flows from investing activities:

  Additions to oil and gas properties                     (6,506)       (2,066)
  Proceeds from equipment salvage on abandoned
    property                                                  -         16,355
                                                      ----------     ---------
        Net cash provided by (used in) investing
          activities                                      (6,506)       14,289
                                                      ----------     ---------

Cash flows from financing activities:

  Cash distributions to partners                      (1,633,743)     (467,685)
                                                      ----------     ---------

Net increase in cash and cash equivalents                 19,968        47,756
Cash and cash equivalents at beginning of period         157,388        68,542
                                                      ----------     ---------
Cash and cash equivalents at end of period           $   177,356    $  116,298
                                                      ==========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 84-A, Ltd. (the "Registrant") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $825,594, or $42.48 per limited partnership interest to the Registrant and its partners.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,373,298 from $1,221,112 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 12%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 7% decrease in barrels of oil produced and sold and a 14% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 47,627 barrels were sold compared to 51,294 for the same period in 1995, a decrease of 3,667 barrels. For the nine months ended September 30, 1996, 177,818 mcf of gas were sold compared to 207,332 for the same period in 1995, a decrease of 29,514 mcf. The volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.73, or 22%, from $17.28 for the nine months ended September 30, 1995 to $21.01 for the same period in 1996 while the average price received per mcf of gas increased 29% from $1.62 during the nine months ended September 30, 1995 to $2.09 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

A gain on abandoned property of $16,355 was recognized during the nine months ended September 30, 1995, resulting from proceeds received from equipment salvage on the abandonment of one fully depleted property. Abandoned property costs of $12,039 were incurred on one well abandoned during the nine months ended September 30, 1995. There was no abandonment activity for the same period ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $978,168 for the nine months ended September 30, 1996 as compared to $1,231,884 for the same period in 1995, a decrease of $253,716, or 21%. This decrease was due to declines in production costs, abandoned property costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $677,333 for the nine months ended September 30, 1996 and $715,425 for the same period in 1995 resulting in a $38,092 decrease, or 5%. The decrease was due to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 10% from $40,446 for the nine months ended September 30, 1995 to $44,624 for the same period in 1996.

Depletion was $256,211 for the nine months ended September 30, 1996 compared to $463,974 for the same period in 1995, representing a decrease of $207,763, or 45%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 3,667 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $825,594, or $42.48 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $470,808 from $384,146 for the three months ended September 30, 1996 and 1995, respectively, an increase of 23%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 4% decline in barrels of oil produced and sold and an 11% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 16,130 barrels of oil were sold compared to 16,842 for the same period in 1995, a decrease of 712 barrels. For the three months ended September 30, 1996, 61,417 mcf of gas were sold compared to 68,860 for the same period in 1995, a decrease of 7,443 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.14, or 31%, from $16.57 for the three months ended September 30, 1995 compared to $21.71 for the same period in 1996, while the average price received per mcf of gas increased 28% from $1.53 during the three months ended September 30, 1995 to $1.96 in 1996.
                                       11

A gain on abandoned property of $16,355 was recognized during the three months ended September 30, 1995, resulting from proceeds received from equipment salvage on the abandonment of one fully depleted property. Abandoned property costs of $12,039 were incurred on one well abandoned during the three months ended September 30, 1995. There was no abandonment activity for the same period ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $312,936 for the three months ended September 30, 1996 as compared to $402,365 for the same period in 1995, a decrease of $89,429, or 22%. This decrease was due to declines in production costs, abandoned property costs and depletion, offset by an increase in G&A.

Production costs were $223,011 for the three months ended September 30, 1996 and $225,682 for the same period in 1995, resulting in a $2,671 decrease. The decrease was due to a decline in well repair and maintenance costs, offset by an increase in ad valorem taxes and production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 10% from $13,786 for the three months ended September 30, 1995 to $15,232 for the same period in 1996.

Depletion was $74,693 for the three months ended September 30, 1996 compared to $150,858 for the same period in 1995, representing a decrease of $76,165, or 50%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 712 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $1,159,065 during the nine months ended September 30, 1996 from the same period ended in 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3 and an increase in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 were related to expenditures for equipment replacement on various oil and gas properties.

Proceeds of $16,355 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $1,633,743 of which $1,253,140 was distributed to the limited partners and $380,603 to the general partners. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $467,685 of which $350,431 was distributed to the limited partners and $117,254 to the general partners.

Cash distributions to the partners of $1,633,743 for the nine months ended September 30, 1996 included $825,594 to the limited partners and $229,759 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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


                           Part II. Other Information

Item 1.     Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                      PARKER & PARSLEY 84-A, LTD.

                               By:    Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  November 12, 1996      By:    /s/ Steven L. Beal
                                      ------------------
                                      Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA