Form 10-Q
period 1997-03-31
PARKER & PARSLEY 84-A LTD
filed 1997-05-09
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /           Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No /  /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1997 and
              December 31, 1996........................................    3

            Statements of Operations for the three months
              ended March 31, 1997 and 1996............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 1997.....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996............................    6

            Notes to Financial Statements..............................    7

Item 2.      Management's Discussion and Analysis of Financial

               Condition and Results of Operations.....................    7



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................    9

            27.    Financial Data Schedule

            Signatures.................................................   10

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   March 31,      December 31,
                                                     1997             1996
                                                  -----------     ------------
                                                 (Unaudited)
                         ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $210,041 at March 31,
     and $161,973 at December 31                 $    210,541    $     162,473
  Accounts receivable - oil and gas sales             232,806          330,344
                                                  -----------     ------------
           Total current assets                       443,347          492,817
                                                  -----------     ------------

Oil and gas properties - at cost, based on the
  successful efforts accounting method             18,208,392       18,207,994
Accumulated depletion                             (14,343,438)     (14,264,426)
                                                  -----------      -----------
           Net oil and gas properties               3,864,954        3,943,568
                                                  ------------     -----------

                                                 $  4,308,301    $   4,436,385
                                                  ===========     ============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     45,811    $      44,799

Partners' capital:
  General partners                                    466,485          490,387
  Limited partners (19,435 interests)               3,796,005        3,901,199
                                                  -----------     ------------
                                                    4,262,490        4,391,586
                                                  -----------     ------------

                                                 $  4,308,301    $   4,436,385
                                                  ===========     ============

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three months ended
                                                           March 31,
                                                     1997           1996
                                                  --------       --------
Revenues:
  Oil and gas                                    $ 459,453      $ 422,643
  Interest                                           2,928          1,923
                                                  --------       --------
                                                   462,381        424,566
                                                  --------       --------
Costs and expenses:
  Oil and gas production                           227,675        241,442
  General and administrative                        15,298         12,929
  Depletion                                         79,012         89,127
                                                  --------       --------
                                                   321,985        343,498
                                                  --------       --------

Net income                                       $ 140,396      $  81,068
                                                  ========       ========
Allocation of net income:
  General partners                               $  47,353      $  33,699
                                                  ========       ========

  Limited partners                               $  93,043      $  47,369
                                                  ========       ========

Net income per limited partnership interest      $    4.79      $    2.44
                                                  ========       ========

Distributions per limited partnership interest   $   10.20      $    6.00
                                                  ========       ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                 General        Limited
                                partners       partners        Total
                                --------      ----------     -----------


Balance at January 1, 1997     $ 490,387     $ 3,901,199    $  4,391,586

   Distributions                 (71,255)       (198,237)       (269,492)

   Net income                     47,353          93,043         140,396
                                --------      ----------     -----------

Balance at March 31, 1997      $ 466,485     $ 3,796,005    $  4,262,490
                                ========      ==========     ===========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                                March 31
                                                        ----------------------
                                                          1997          1996
                                                       ---------      --------

Cash flows from operating activities:
  Net income                                          $  140,396     $  81,068
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          79,012        89,127
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           97,538       (10,711)
     Increase (decrease) in accounts payable               1,012       (42,988)
                                                       ---------       --------

          Net cash provided by operating activities      317,958       116,496
                                                       ---------      --------

Cash flows from investing activities:
  Additions to oil and gas properties                       (398)         (864)

Cash flows from financing activities:
  Cash distributions to partners                        (269,492)     (153,716)
                                                       ----------     --------

Net increase (decrease) in cash and cash equivalents      48,068       (38,084)
Cash and cash equivalents at beginning of period         162,473       157,388
                                                       ---------      --------

Cash and cash equivalents at end of period            $  210,541     $ 119,304
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $459,453 from $422,643 for the three months ended March 31, 1997 and 1996, respectively, an increase of $36,810, or 9%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas and a slight increase in mcf of gas produced and sold, offset by a 4% decline in barrels of oil produced and sold. For the three months ended March 31, 1997, 15,143 barrels of oil were sold compared to 15,792 for the same period in 1996, a decrease of 649 barrels. For the three months ended March 31, 1997, 55,747 mcf of gas were sold compared to 54,576 for the same period in 1996, an increase of 1,171 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Partnership's oil properties. The increase in gas production volumes was due to operational changes on several of the Partnership's gas properties. Management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.45, or 13%, from $19.23 for the three months ended March 31, 1996 to $21.68 for the same period in 1997. The average price received per mcf of gas increased 8% from $2.18 during the three months ended March 31, 1996 to $2.35 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses decreased to $321,985 for the three months ended March 31, 1997 as compared to $343,498 for the same period in 1996, a decline of $21,513, or 6%. This decline was due to decreases in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $227,675 for the three months ended March 31, 1997 and $241,442 for the same period in 1996 resulting in a $13,767 decrease, or 6%. The decrease primarily consisted of less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 18% from $12,929 for the three months ended March 31, 1996 to $15,298 for the same period in 1997.

Depletion was $79,012 for the three months ended March 31, 1997 compared to $89,127 for the same period in 1996, a decrease of $10,115, or 11%. The decrease is primarily attributable to an upward revision in oil and gas reserves and a decline in oil production of 649 barrels for the three months ended March 31, 1997 compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $201,462 during the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decline in production cost expenditures.

Net Cash Used in Investing Activities

The Partnership's principal investing activity during the three months ended March 31, 1997 and 1996 was for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $269,492 of which $198,237 was distributed to the limited partners and $71,255 to the general partners. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $153,716 of which $116,609 was distributed to the limited partners and $37,107 to the general partners.

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



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      27.   Financial Data Schedule

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


                                      PARKER & PARSLEY 84-A, LTD.

                                  By: Parker & Parsley Development L.P.,
                                      Managing General Partner

                                      By: Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  May 9, 1997               By: /s/ Steven L. Beal
                                      -------------------------------------
                                      Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA