Form 10-Q
period 1997-06-30
PARKER & PARSLEY 84-A LTD
filed 1997-08-12
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997
                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                                       Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.   Financial Data Schedule

           Signatures..................................................   11

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,       December 31,
                                                      1997             1996
                                                   -----------     -----------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $203,499 at June 30
     and $161,973 at December 31                   $    203,999    $    162,473
 Accounts receivable - oil and gas sales                218,596         330,344
                                                    -----------     -----------
           Total current assets                         422,595         492,817
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               18,214,204      18,207,994
Accumulated depletion                               (14,424,865)    (14,264,426)
                                                    -----------     -----------
     Net oil and gas properties                       3,789,339       3,943,568
                                                    -----------     -----------
                                                   $  4,211,934    $  4,436,385
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     54,180    $     44,799

Partners' capital:
  General partners                                      450,494         490,387
  Limited partners (19,435 interests)                 3,707,260       3,901,199
                                                    -----------     -----------
                                                      4,157,754       4,391,586
                                                    -----------     -----------
                                                   $  4,211,934    $  4,436,385
                                                    ===========     ===========

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                 ----------------------   ----------------------
                                    1997        1996         1997        1996
                                 ---------   ----------   ---------   ----------
Revenues:
  Oil and gas                    $ 405,039   $  479,847   $ 864,492   $  902,490
  Interest                           3,353        2,302       6,281        4,225
  Salvage income from equipment
    disposals                        3,072          -         3,072          -
  Litigation settlement                -      1,055,353         -      1,055,353
                                  --------    ---------    --------    ---------
                                   411,464    1,537,502     873,845    1,962,068
                                  --------    ---------    --------    ---------
Costs and expenses:
  Oil and gas production           211,953      212,880     439,628      454,322
  General and administrative        13,137       16,463      28,435       29,392
  Depletion                         81,427       92,391     160,439      181,518
                                  --------    ---------    --------    ---------
                                   306,517      321,734     628,502      665,232
                                  --------    ---------    --------    ---------
Net income                       $ 104,947   $1,215,768   $ 245,343   $1,296,836
                                  ========    =========    ========    =========
Allocation of net income:
  General partners               $  38,213   $  284,238   $  85,566   $  317,937
                                  ========    =========    ========    =========
  Limited partners               $  66,734   $  931,530   $ 159,777   $  978,899
                                  ========    =========    ========    =========
Net income per limited
  partnership interest           $    3.43   $    47.93   $    8.22   $    50.37
                                  ========    =========    ========    =========
Distributions per limited
  partnership interest           $    8.00   $    50.38   $   18.20   $    56.38
                                  ========    =========    ========    =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners         Total
                                     ----------     ----------     ----------

Balance at January 1, 1997           $  490,387     $3,901,199     $4,391,586

    Distributions                      (125,459)      (353,716)      (479,175)

    Net income                           85,566        159,777        245,343
                                      ---------      ---------      ---------

Balance at June 30, 1997             $  450,494     $3,707,260     $4,157,754
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     --------------------------
                                                        1997          1996
                                                     ----------    -----------
Cash flows from operating activities:
  Net income                                         $  245,343    $ 1,296,836
  Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depletion                                        160,439        181,518
       Salvage income from equipment disposals           (3,072)          -
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable         111,748        (18,638)
     Increase (decrease) in accounts payable              9,381        (30,160)
                                                      ---------     ----------
        Net cash provided by operating activities       523,839      1,429,556
                                                      ---------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties                    (6,210)        (3,936)
  Proceeds from salvage income of equipment
    disposals                                             3,072            -
                                                      ---------     ----------
        Net cash used in investing activities            (3,138)        (3,936)
                                                      ---------     ----------
Cash flows from financing activities:
  Cash distributions to partners                       (479,175)    (1,418,281)
                                                      ---------     ----------
Net increase in cash and cash equivalents                41,526          7,339
Cash and cash equivalents at beginning of period        162,473        157,388
                                                      ---------     ----------
Cash and cash equivalents at end of period           $  203,999    $   164,727
                                                      =========     ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 84-A, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 4% to $864,492 from $902,490 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 5% decrease in barrels of oil produced and sold and a lower average price received per barrel of oil, offset by a 3% increase in mcf of gas produced and sold and a higher average price received per mcf of gas. For the six months ended June 30, 1997, 29,876 barrels of oil were sold compared to 31,497 for the same period in 1996, a decrease of 1,621 barrels. For the six months ended June 30, 1997, 119,663 mcf of gas were sold compared to 116,401 for the same period in 1996, an increase of 3,262 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Partnership's oil properties. The increase in gas production volumes was due to operational changes on several of the Partnership's gas properties. Management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.65 for the six months ended June 30, 1996 to $20.23 for the same period in 1997, while the average price received per mcf of gas increased slightly from $2.16 during the six months ended June 30, 1996 to $2.17 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $3,072, received during the six months ended June 30, 1997, was derived from equipment disposals on one saltwater disposal well.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $1,055,353, which included $825,594, or $42.48 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $628,502 for the six months ended June 30, 1997 as compared to $665,232 for the same period in 1996, a decrease of $36,730, or 6%. This decrease was due to reductions in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $439,628 for the six months ended June 30, 1997 and $454,322 for the same period in 1996 resulting in a $14,694 decrease, or 3%. The decrease was primarily due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 3% from $29,392 for the six months ended June 30, 1996 to $28,435 for the same period in 1997.

Depletion was $160,439 for the six months ended June 30, 1997 compared to $181,518 for the same period in 1996. This represented a decrease in depletion of $21,079, or 12%, attributable to a decline in oil production of 1,621 barrels for the six months ended June 30, 1997, compared to the same period in 1996, and declines in depreciation rates due to upward reserve revisions on significant properties.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 16% to $405,039 from $479,847 for the three months ended June 30, 1997 as compared to the three months ended

June 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas and a 6% decrease in barrels of oil produced and sold, offset by a 3% increase in mcf of gas produced and sold.

For the three months ended June 30, 1997, 14,733 barrels of oil were sold compared to 15,705 for the same period in 1996, a decrease of 972 barrels. For the three months ended June 30, 1997, 63,916 mcf of gas were sold compared to 61,825 for the same period in 1996, an increase of 2,091 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Partnership's oil properties. The increase in gas production volumes was due to operational changes on several of the Partnership's gas properties.

The average price received per barrel of oil decreased $3.35, or 15%, from $22.09 for the three months ended June 30, 1996 to $18.74 for the three months ended June 30, 1997. The average price received per mcf of gas decreased 6% to $2.02 for the three months ended June 30, 1997 from $2.15 in 1996.

Salvage income of $3,072, received during the three months ended June 30, 1997, was derived from equipment disposals on one saltwater disposal well.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $1,055,353, which included $825,594, or $42.48 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $306,517 for the three months ended June 30, 1997 as compared to $321,734 for the same period in 1996, a decrease of $15,217, or 5%. This decrease was due to declines in depletion, G&A and production costs.

Production costs were $211,953 for the three months ended June 30, 1997 and $212,880 for the same period in 1996 resulting in a $927 decrease. The decrease was due to a decline in production taxes, offset by an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 20% from $16,463 for the three months ended June 30, 1996 to $13,137 for the same period in 1997.

Depletion was $81,427 for the three months ended June 30, 1997 compared to $92,391 for the same period in 1996. This represented a decrease in depletion of $10,964, or 12%. This decrease was due to a decline in oil production of 972 barrels for the three months ended June 30, 1997, compared to the same period in 1996, and declines in depreciaiton rates due to upward reserve revisions on significant properties.
                                        9

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $905,717 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease resulted primarily from the receipt of proceeds in 1996 from the litigation settlement as discussed in Item 2, offset by an increase in oil and gas receipts and a decrease in production costs paid during 1997.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 included equipment replacement on various oil and gas properties.

Proceeds of $3,072 were received for the six months ended June 30, 1997 from the disposal of equipment on one saltwater disposal well.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $479,175 of which $125,459 was distributed to the general partners and $353,716 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $1,418,281 of which $322,541 was distributed to the general partners and $1,095,740 to the limited partners. Cash distributions to the partners of $1,418,281 for the six months ended June 30, 1996 included $229,759 to the general partners and $825,594 to the limited partners resulting from proceeds received in the litigation settlement, as discussed in Item 2.

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


                                       PARKER & PARSLEY 84-A, LTD.

                                  By:  Parker & Parsley Development L.P.,
                                        Managing General Partner
                                        By: Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 12, 1997           By:   /s/ Rich Dealy
                                       -------------------------------
                                       Rich Dealy, Controller of PPUSA