Form 10-Q
period 1997-09-30
PARKER & PARSLEY 84-A LTD
filed 1997-11-06
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                           Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   .......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996....................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997....................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996.................................    6

           Notes to Financial Statements.................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................   10

           27.   Financial Data Schedule

           Signatures....................................................   11

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                 September 30,     December 31,
                                                     1997              1996
                                                 -------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $173,991 at September
     30 and $161,973 at December 31              $     174,491     $    162,473
   Accounts receivable - oil and gas sales             180,574          330,344
                                                   -----------      -----------
           Total current assets                        355,065          492,817
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             18,220,214       18,207,994
Accumulated depletion                              (14,499,271)     (14,264,426)
                                                   -----------      -----------
           Net oil and gas properties                3,720,943        3,943,568
                                                   -----------      -----------
                                                 $   4,076,008    $   4,436,385
                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                  $      62,979    $      44,799
Partners' capital:
   General partners                                    423,571          490,387
   Limited partners (19,435 interests)               3,589,458        3,901,199
                                                   -----------      -----------
                                                     4,013,029        4,391,586
                                                   -----------      -----------
                                                 $   4,076,008    $   4,436,385
                                                  ============     ============

The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                  --------------------   ----------------------
                                     1997       1996        1997       1996
                                  ---------  ---------   ----------  ----------
Revenues:
   Oil and gas                    $ 342,616  $ 470,808   $1,207,108  $1,373,298
   Interest                           3,159      2,845        9,440       7,070
   Gain on disposition of assets        -          -          3,072         -
   Litigation settlement                -          -            -     1,055,353
                                   --------   --------    ---------   ---------
                                    345,775    473,653    1,219,620   2,435,721
                                   --------   --------    ---------   ---------
Costs and expenses:
   Oil and gas production           207,926    223,011      647,554     677,333
   General and administrative        11,513     15,232       39,948      44,624
   Depletion                         74,406     74,693      234,845     256,211
                                   --------   --------    ---------   ---------
                                    293,845    312,936      922,347     978,168
                                   --------   --------    ---------   ---------
Net income                        $  51,930  $ 160,717   $  297,273  $1,457,553
                                   ========   ========    =========   =========
Allocation of net income:
   General partners               $  23,518  $  51,660   $  109,084  $  369,597
                                   ========   ========    =========   =========
   Limited partners               $  28,412  $ 109,057   $  188,189  $1,087,956
                                   ========   ========    =========   =========
Net income per limited
   partnership interest           $    1.46  $    5.61   $     9.68  $    55.98
                                   ========   ========    =========   =========
Distributions per limited
   partnership interest           $    7.52  $    8.10   $    25.72  $    64.48
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General       Limited
                                       partners      partners       Total
                                      ----------    ----------    ----------

Balance at January 1, 1997            $  490,387    $3,901,199    $4,391,586

    Distributions                       (175,900)     (499,930)     (675,830)

    Net income                           109,084       188,189       297,273
                                       ---------     ---------     ---------

Balance at September 30, 1997         $  423,571    $3,589,458    $4,013,029
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                           September 30,
                                                      ------------------------
                                                         1997         1996
                                                      ----------   -----------
Cash flows from operating activities:
   Net income                                         $  297,273   $ 1,457,553
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                       234,845       256,211
         Gain on disposition of assets                    (3,072)          -
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable      149,770       (30,284)
         Increase (decrease) in accounts payable          18,180       (23,263)
                                                       ---------    ----------
            Net cash provided by operating activities    696,996     1,660,217
                                                       ---------    ----------
Cash flows from investing activities:
   Additions to oil and gas properties                   (12,220)       (6,506)
   Proceeds from disposition of assets                     3,072           -
                                                       ---------    ----------
            Net cash used in investing activities         (9,148)       (6,506)
                                                       ---------    ----------
Cash flows from financing activities:
   Cash distributions to partners                       (675,830)   (1,633,743)
                                                       ---------    ----------
Net increase in cash and cash equivalents                 12,018        19,968
Cash and cash equivalents at beginning of period         162,473       157,388
                                                       ---------    ----------
Cash and cash equivalents at end of period            $  174,491   $   177,356
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 84-A, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 84-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 1,332 limited partners. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 12% to $1,207,108 from $1,373,298 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from a decline in barrels of oil produced and sold and lower average prices received per barrel of oil and mcf of gas, offset by an increase in mcf of gas produced and sold. For the nine months ended September 30, 1997, 42,828 barrels were sold compared to 47,627 for the same period in 1996, a decrease of 4,799 barrels, or 10%. For the nine months ended September 30, 1997, 178,633 mcf of gas were sold compared to 177,818 for the same period in 1996, an increase of 815 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Partnership's oil properties. The increase in gas production volumes was due to operational changes on several of the Partnership's gas properties. Management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.42, or 7%, from $21.01 for the nine months ended September 30, 1996 to $19.59 for the same period in 1997, while the average price received per mcf of gas decreased slightly from $2.09 during the nine months ended September 30, 1996 to $2.06 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

A gain on disposition of assets of $3,072, received during the nine months ended September 30, 1997, was derived from equipment disposals on one saltwater disposal well.

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

Costs and Expenses:

Total costs and expenses decreased to $922,347 for the nine months ended September 30, 1997 as compared to $978,168 for the same period in 1996, a decrease of $55,821, or 6%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $647,554 for the nine months ended September 30, 1997 and $677,333 for the same period in 1996 resulting in a $29,779 decrease, or 4%. The decrease was due to lower well maintenance costs and a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 10% from $44,624 for the nine months ended September 30, 1996 to $39,948 for the same period in 1997.

Depletion was $234,845 for the nine months ended September 30, 1997 compared to $256,211 for the same period in 1996, representing a decrease of $21,366, or 8%.

Three months ended September 30, 1997 compared with three months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 27% to $342,616 from $470,808 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and lower average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1997, 12,952 barrels of oil were sold compared to 16,130 for the same period in 1996, a decrease of 3,178 barrels, or 20%. For the three months ended September 30, 1997, 58,970 mcf of gas were sold compared to 61,417 for the same period in 1996, a decrease of 2,447 mcf, or 4%. The decrease in production volumes was primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.59, or 17%, from $21.71 for the three months ended September 30, 1996 compared to $18.12 for the same period in 1997, while the average price received per mcf of gas decreased 7% from $1.96 during the three months ended September 30, 1996 to $1.83 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $293,845 for the three months ended September 30, 1997 as compared to $312,936 for the same period in 1996, a decrease of $19,091, or 6%. This decrease was due to declines in production costs, G&A and depletion.

Production costs were $207,926 for the three months ended September 30, 1997 and $223,011 for the same period in 1996, resulting in a $15,085 decrease, or 7%. The decrease was due to declines in well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 24% from $15,232 for the three months ended September 30, 1996 to $11,513 for the same period in 1997.

Depletion was $74,406 for the three months ended September 30, 1997 compared to $74,693 for the same period in 1996, representing a decrease of $287. This decrease was attributable to a decline in oil production of 3,178 barrels for the nine months ended September 30, 1997, compared to the same period in 1996, offset by a decline in oil reserves during 1997 due to lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $963,221 during the nine months ended September 30, 1997 from the same period ended in 1996. This decrease resulted primarily from the receipt of proceeds from the litigation settlement in 1996 as discussed in Item 2 and a decline in production costs paid, offset by an increase in oil and gas sales receipts.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 1997 and 1996 were related to expenditures for equipment replacement on various oil and gas properties.

Proceeds from disposition of assets of $3,072 were received for the nine months ended September 30, 1997 from the disposal of equipment on one saltwater disposal well.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $675,830 of which $175,900 was distributed to the general partners and $499,930 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $1,633,743 of which $380,603 was distributed to the general partners and $1,253,140 to the limited partners. Cash distributions to the partners of $1,633,743 for the nine months ended September 30, 1996 included $229,759 to the general partners and $825,594 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                          PARKER & PARSLEY 84-A, LTD.

                                   By:    Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 6, 1997          By:    /s/ Rich Dealy
                                          -------------------------------------
                                          Rich Dealy, Vice President and
                                            Controller