Form 10-Q
period 1998-06-30
PARKER & PARSLEY 84-A LTD
filed 1998-08-03
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998
                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1998 and
               December 31, 1997.......................................    3

            Statements of Operations for the three and six
              months ended June 30, 1998 and 1997......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1998......................................    5

            Statements of Cash Flows for the six months
              ended June 30, 1998 and 1997.............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   11

            27.1   Financial Data Schedule

            Signatures.................................................   12

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                    (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $150,089 at June 30
     and $159,195 at December 31                   $    150,590    $    159,695
   Accounts receivable - oil and gas sales              155,650         225,232
                                                    -----------     -----------
           Total current assets                         306,240         384,927
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               18,226,732      18,223,253
Accumulated depletion                               (15,113,965)    (14,950,537)
                                                    -----------     -----------
     Net oil and gas properties                       3,112,767       3,272,716
                                                    -----------     -----------
                                                   $  3,419,007    $  3,657,643
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     53,433    $     41,183

Partners' capital:
  General partners                                      355,797         395,245
  Limited partners (19,435 interests)                 3,009,777       3,221,215
                                                    -----------     -----------
                                                      3,365,574       3,616,460
                                                    -----------     -----------
                                                   $  3,419,007    $  3,657,643
                                                    ===========     ===========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended     Six months ended
                                          June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 303,364   $ 405,039   $ 594,203   $ 864,492
  Interest                            2,457       3,353       5,098       6,281
  Gain on disposition of assets       2,100       3,072       2,100       3,072
                                   --------    --------    --------    --------
                                    307,921     411,464     601,401     873,845
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            228,371     211,953     445,105     439,628
  General and administrative         10,209      13,137      19,165      28,435
  Depletion                          88,899      81,427     163,428     160,439
                                   --------    --------    --------    --------
                                    327,479     306,517     627,698     628,502
                                   --------    --------    --------    --------
Net income (loss)                 $ (19,558)  $ 104,947   $ (26,297)  $ 245,343
                                   ========    ========    ========    ========
Allocation of net income (loss):
  General partners                $   8,401   $  38,213   $  17,960   $  85,566
                                   ========    ========    ========    ========
  Limited partners                $ (27,959)  $  66,734   $ (44,257)  $ 159,777
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   (1.44)  $    3.43   $   (2.28)  $    8.22
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    2.74   $    8.00   $    8.60   $   18.20
                                   ========    ========    ========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1998           $  395,245     $3,221,215     $3,616,460

    Distributions                       (57,408)      (167,181)      (224,589)

    Net income (loss)                    17,960        (44,257)       (26,297)
                                      ---------      ---------      ---------

Balance at June 30, 1998             $  355,797     $3,009,777     $3,365,574
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                    $  (26,297)   $  245,343
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                          163,428       160,439
       Gain on disposition of assets                       (2,100)       (3,072)
  Changes in assets and liabilities:
     Accounts receivable                                   69,582       111,748
     Accounts payable                                      12,250         9,381
                                                        ---------     ---------
          Net cash provided by operating activities       216,863       523,839
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (3,479)       (6,210)
  Proceeds from asset dispositions                          2,100         3,072
                                                        ---------     ---------
          Net cash used in investing activities            (1,379)       (3,138)
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (224,589)     (479,175)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       (9,105)       41,526
Cash and cash equivalents at beginning of period          159,695       162,473
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  150,590    $  203,999
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 31% to $594,203 from $864,492 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 28,194 barrels of oil, 15,777 barrels of natural gas liquids ("NGLs") and 67,759 mcf of gas were sold, or 55,264 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 29,876 barrels of oil and 119,663 mcf of gas were sold, or 49,820 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.01, or 30%, from $20.23 for the six months ended June 30, 1997 to $14.22 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $6.55. The average price received per mcf of gas decreased 39% from $2.17 during the six months ended June 30, 1997 to $1.33 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $2,100 was received during the six months ended June 30, 1998 from the sale of equipment on one fully depleted well. During the six months ended June 30, 1997, $3,072 was received from equipment disposals on one saltwater disposal well.

Costs and Expenses:

Total costs and expenses decreased to $627,698 for the six months ended June 30, 1998 as compared to $628,502 for the same period in 1997, a decrease of $804. This decrease was due to a decline in general and administrative expenses ("G&A"), offset by increases in production costs and depletion.

Production costs were $445,105 for the six months ended June 30, 1998 and $439,628 for the same period in 1997 resulting in a $5,477 increase. The increase was primarily due to additional well maintenance costs incurred in an effort to stimulate well production, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 33% from $28,435 for the six months ended June 30, 1997 to $19,165 for the same period in 1998.

Depletion was $163,428 for the six months ended June 30, 1998 compared to $160,439 for the same period in 1997. This represented an increase in depletion of $2,989. This increase was primarily attributable to a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 1,682 barrels for the period ended June 30, 1998 compared to the same period in 1997.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 25% to $303,364 from $405,039 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 14,252 barrels of oil, 8,704 barrels of NGLs and 34,836 mcf of gas were sold, or 28,762 BOEs. For the three months ended June 30, 1997, 14,733 barrels of oil and 63,916 mcf of gas were sold, or 25,386 BOEs.

The average price received per barrel of oil decreased $4.95, or 26%, from $18.74 for the three months ended June 30, 1997 to $13.79 for the three months ended June 30, 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $6.82. The average price received per mcf of gas decreased 33% to $1.36 for the three months ended June 30, 1998 from $2.02 in 1997.

A gain on disposition of assets of $2,100 was received during the three months ended June 30, 1998 from the sale of equipment on one fully depleted well. During the three months ended June 30, 1997, $3,072 was received from equipment disposals on one saltwater disposal well.

Costs and Expenses:

Total costs and expenses increased to $327,479 for the three months ended June 30, 1998 as compared to $306,517 for the same period in 1997, an increase of $20,962, or 7%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $228,371 for the three months ended June 30, 1998 and $211,953 for the same period in 1997 resulting in an increase of $16,418, or 8%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 22% from $13,137 for the three months ended June 30, 1997 to $10,209 for the same period in 1998.

Depletion was $88,899 for the three months ended June 30, 1998 compared to $81,427 for the same period in 1997. This represented an increase in depletion of $7,472, or 9%. This increase was due to a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 481 barrels for the period ended June 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $306,976 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts and a decrease in G&A expenses paid, offset by an increase in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 and 1997 included equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $2,100, received during the six months ended June 30, 1998, were derived from the sale of equipment on one fully depleted well. During the same period in 1997, $3,072 was received from the disposal of equipment on one saltwater disposal well.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $224,589 of which $57,408 was distributed to the general partners and $167,181 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $479,175 of which $125,459 was distributed to the general partners and $353,716 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                         PARKER & PARSLEY 84-A, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner





Dated:  August 3, 1998             By:    /s/ Rich Dealy
                                         ----------------------------------
                                         Rich Dealy, Vice President and
                                          Chief Accounting Officer