Form 10-Q
period 1999-09-30
PARKER & PARSLEY 84-A LTD
filed 1999-11-10
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999



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

                                Yes / x / No / /

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                    Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1999 and
             December 31, 1998....................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1999 and 1998..............    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1999..............................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1999 and 1998...........................    6

          Notes to Financial Statements...........................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K........................   12

          27.1   Financial Data Schedule

          Signatures..............................................   13

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                September 30,     December 31,
                                                    1999              1998
                                                ------------      ------------
                                                (Unaudited)
                 ASSETS

Current assets:
   Cash                                         $    178,440      $    124,005
   Accounts receivable - oil and gas sales           268,032           139,623
                                                 -----------       -----------
           Total current assets                      446,472           263,628
                                                 -----------       -----------
Oil and gas properties - at cost, based on
   the successful efforts accounting method       18,241,611        18,233,825
Accumulated depletion                            (16,250,572)      (16,106,643)
                                                 -----------       -----------
           Net oil and gas properties              1,991,039         2,127,182
                                                 -----------       -----------
                                                $  2,437,511      $  2,390,810
                                                 ===========       ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                 $     61,031      $     32,951

Partners' capital:
   General partners                                  279,384           252,487
   Limited partners (19,435 interests)             2,097,096         2,105,372
                                                 -----------       -----------
                                                   2,376,480         2,357,859
                                                 -----------       -----------
                                                $  2,437,511      $  2,390,810
                                                 ===========       ===========


The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended      Nine months ended
                                     September 30,           September 30,
                                 --------------------   -----------------------
                                   1999       1998         1999         1998
                                 --------   ---------   ----------   ----------
Revenues:
   Oil and gas                   $441,421   $ 281,001   $1,014,766   $  875,204
   Interest                         2,464       2,462        5,819        7,560
   Gain on disposition of assets      -           -            -          2,100
                                  -------    --------    ---------    ---------
                                  443,885     283,463    1,020,585      884,864
                                  -------    --------    ---------    ---------
Costs and expenses:
   Oil and gas production         204,910     198,620      606,234      643,725
   General and administrative      17,369       8,430       37,013       27,595
   Depletion                       32,976     262,504      143,929      425,932
                                  -------    --------    ---------    ---------
                                  255,255     469,554      787,176    1,097,252
                                  -------    --------    ---------    ---------
Net income (loss)                $188,630   $(186,091)  $  233,409   $ (212,388)
                                  =======    ========    =========    =========
Allocation of net income (loss):
   General partners              $ 52,456   $  (7,147)  $   80,904   $   10,813
                                  =======    ========    =========    =========
   Limited partners              $136,174   $(178,944)  $  152,505   $ (223,201)
                                  =======    ========    =========    =========
Net income (loss) per limited
   partnership interest          $   7.01   $   (9.20)  $     7.85   $   (11.48)
                                  =======    ========    =========    =========
Distributions per limited
   partnership interest          $   4.69   $    2.19   $     8.27   $    10.79
                                  =======    ========    =========    =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General         Limited
                                       partners        partners         Total
                                      -----------     ----------     ----------

Balance at January 1, 1999            $   252,487     $2,105,372     $2,357,859

    Distributions                         (54,007)      (160,781)      (214,788)

    Net income                             80,904        152,505        233,409
                                       ----------      ---------      ---------

Balance at September 30, 1999         $   279,384     $2,097,096     $2,376,480
                                       ==========      =========      =========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                    -------------------------
                                                       1999           1998
                                                    ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                $  233,409     $ (212,388)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depletion                                     143,929        425,932
         Gain on disposition of assets                     -           (2,100)
   Changes in assets and liabilities:
         Accounts receivable                          (128,409)        44,004
         Accounts payable                               28,080         21,313
                                                     ---------      ---------
             Net cash provided by operating
               activities                              277,009        276,761
                                                     ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                  (7,997)        (7,675)
   Proceeds from asset dispositions                        211          2,100
                                                     ---------      ---------
             Net cash used in investing
               activities                               (7,786)        (5,575)
                                                     ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                     (214,788)      (282,254)
                                                     ---------      ---------
Net increase (decrease) in cash                         54,435        (11,068)
Cash at beginning of period                            124,005        159,695
                                                     ---------      ---------
Cash at end of period                               $  178,440     $  148,627
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 1999 compared with nine months ended
  September 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 16% to $1,014,766 from $875,204 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 1999, 37,683 barrels of oil, 29,702 barrels of natural gas liquids ("NGLs") and 127,652 mcf of gas were sold, or 88,660 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 41,661 barrels of oil, 25,884 barrels of NGLs and 108,294 mcf of gas were sold, or 85,594 BOEs.

The average price received per barrel of oil increased $1.77, or 13%, from $13.67 for the nine months ended September 30, 1998 to $15.44 for the same period in 1999. The average price received per barrel of NGLs increased $2.10, or 34%, from $6.21 during the nine months ended September 30, 1998 to $8.31 for the same period in 1999. The average price received per mcf of gas increased 9% from $1.34 during the nine months ended September 30, 1998 to $1.46 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $787,176 for the nine months ended September 30, 1999 as compared to $1,097,252 for the same period in 1998, a decrease of $310,076, or 28%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $606,234 for the nine months ended September 30, 1999 and $643,725 for the same period in 1998 resulting in a $37,491 decrease, or 6%. The decrease was due to declines in well maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $27,595 for the nine months ended September 30, 1998 to $37,013 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $143,929 for the nine months ended September 30, 1999 compared to $425,932 for the same period in 1998, representing a decrease of $282,003, or 66%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 due to the higher commodity prices, a reduction in oil production of 3,978 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 57% to $441,421 from $281,001 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 12,626 barrels of oil, 11,309 barrels of NGLs and 46,764 mcf of gas were sold, or 31,729 BOEs. For the three months ended September 30, 1998, 13,467 barrels of oil, 10,107 barrels of NGLs and 40,535 mcf of gas were sold, or 30,330 BOEs.

The average price received per barrel of oil increased $6.89, or 55%, from $12.52 for the three months ended September 30, 1998 compared to $19.41 for the same period in 1999. The average price received per barrel of NGLs increased $4.66, or 82%, from $5.66 during the three months ended September 30, 1998 to $10.32 for the same period in 1999. The average price received per mcf of gas increased 25% from $1.36 during the three months ended September 30, 1998 to $1.70 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $255,255 for the three months ended September 30, 1999 as compared to $469,554 for the same period in 1998, a decrease of $214,299, or 46%. This decrease was due to a decline in depletion, offset by increases in G&A and production costs.

Production costs were $204,910 for the three months ended September 30, 1999 and $198,620 for the same period in 1998, resulting in a $6,290 increase, or 3%. The increase was due to higher production taxes and well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in ad valorem taxes.

During this period, G&A increased from $8,430 for the three months ended September 30, 1998 to $17,369 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $32,976 for the three months ended September 30, 1999 compared to $262,504 for the same period in 1998, representing a decrease of $229,528, or 87%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 841 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $248 during the nine months ended September 30, 1999 from the same period ended in 1998. This increase was due to declines of $24,492 in production costs paid and $10,348 in G&A expenses paid, offset by declines in oil and gas sales receipts of $32,851 and in interest income of $1,741.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 1999 and 1998 included equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $211 were received during the nine months ended September 30, 1999 from equipment credits received on active properties. Proceeds of $2,100, received during the same period in 1998, were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $214,788 of which $54,007 was distributed to the general partners and $160,781 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $282,254 of which $72,499 was distributed to the general partners and $209,755 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                          PARKER & PARSLEY 84-A, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 10, 1999        By:      /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer