Form 10-K405
period 1999-12-31
PARKER & PARSLEY 84-A LTD
filed 2000-03-23
CIK 757545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999


                           Commission File No. 2-90417

                           PARKER & PARSLEY 84-A, LTD.
             (Exact name of Registrant as specified in its charter)

                     Texas                                  75-1974814
   ------------------------------------------          ---------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
            (Address of principal executive offices)                 (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

                 303 West Wall, Suite 101, Midland, Texas 79701
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                 Limited partnership interests ($1,000 per unit)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \ x \ No \ \

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ x \

No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $19,056,000.

As of March 8, 2000, the number of outstanding limited partnership interests was 19,435.

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

                                     PART I

ITEM 1.     Business

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas. On August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 84-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 19,435 limited partnership interests as of March 8, 2000. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger.

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

The Partnership engages in oil and gas development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" for a summary of the Partnership's oil and gas sales, net income and identifiable assets.

The principal markets during 1999 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the Partnership's oil producing properties. During 1999, Pioneer USA marketed the Partnership's gas to a variety of purchasers, none of which accounted for 10% or more of the Partnership's oil and gas revenues. Of the Partnership's total oil and gas revenues for 1999, approximately 33% and 18% were attributable to sales made to Plains All American Inc. and TEPPCO Crude Oil LLC, respectively. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil and gas production or natural gas products.

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

The Partnership does not have any employees of its own. Pioneer USA employs 687 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

ITEM 2.     Properties

The Partnership's properties consist of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental and exploratory oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 42 oil and gas wells. At December 31, 1999, 38 wells were producing and four wells had been plugged and abandoned due to unprofitable operations.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997, and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership from time to time is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer USA believes to be material to the Partnership.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 8, 2000, the Partnership had 19,435 outstanding limited partnership interests held of record by 1,279 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1999 and 1998, distributions of $293,145 and $249,067, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                1999         1998        1997          1996            1995
                             ----------   ----------   ----------   ----------    -----------
Operating results:
  Oil and gas sales          $1,419,376   $1,124,134   $1,668,018   $1,984,346    $ 1,623,611
                              =========    =========    =========    =========     ==========
  Impairment of oil and
    gas properties           $      -     $  425,668   $  370,361   $      -      $ 1,238,979
                              =========    =========    =========    =========     ==========
  Litigation settlement, net $      -     $      -     $      -     $1,055,353    $       -
                              =========    =========    =========    =========     ========
  Net income (loss)          $  340,062   $ (923,346)  $   70,124   $1,782,138    $(1,173,821)
                              =========    =========    =========    =========     ==========
  Allocation of net
    income (loss):
       General partners      $  113,550   $  (56,570)  $  121,907   $  462,041    $   (14,808)
                              =========    =========    =========    =========     ==========
       Limited partners      $  226,512   $ (866,776)  $  (51,783)  $1,320,097    $(1,159,013)
                              =========    =========    =========    =========     ==========
  Limited partners' net
    income (loss) per
    limited partnership
    interest                 $    11.65   $   (44.60)  $    (2.66)  $    67.92    $    (59.64)
                              =========    =========    =========    =========     ==========
  Limited partners' cash
    distributions per
    limited partnership
    interest                 $    15.08   $    12.82   $    32.32   $    73.68(a) $     24.03
                              =========    =========    =========    =========     ==========
At year end:
  Identifiable assets        $2,343,035   $2,390,810   $3,657,643   $4,436,385    $ 4,598,559
                              =========    =========    =========    =========     ==========

---------------
(a) Including litigation settlement per limited partnership interest of $42.48 in 1996.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Results of operations

1999 compared to 1998

The Partnership's 1999 oil and gas revenues increased 26% to $1,419,376 from $1,124,134 in 1998. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 1999, 50,064 barrels of oil, 35,804 barrels of natural gas liquids ("NGLs") and 154,235 mcf of gas were sold, or 111,574 barrel of oil equivalents ("BOEs"). In 1998, 54,153 barrels of oil, 34,549 barrels of NGLs and 145,870 mcf of gas were sold, or 113,014 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $4.06, or 31%, from $13.30 in 1998 to $17.36 in 1999. The average price received per barrel of NGLs increased $2.95, or 49%, from $6.08 in 1998 to $9.03 in 1999. The average price received per mcf of gas increased 11% from $1.33 in 1998 to $1.47 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $2,100 was recognized during 1998 from the sale of equipment on one fully depleted well.

Total costs and expenses decreased in 1999 to $1,088,550 as compared to $2,059,738 in 1998, a decrease of $971,188, or 47%. The decrease was primarily due to declines in depletion, the impairment of oil and gas properties and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $859,602 in 1999 and $865,247 in 1998, resulting in a $5,645 decrease. The decrease was due to declines in workover costs and ad valorem taxes, offset by increases in well maintenance costs incurred to stimulate well production and in production taxes due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 39% from $38,385 in 1998 to $53,481 in 1999. The Partnership paid the managing general partner $42,581 in 1999 and $33,724 in 1998 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $425,668 related to its oil and gas properties during 1998.

Depletion was $175,467 in 1999 compared to $730,438 in 1998. This represented a decrease of $554,971, or 76%. This decrease was the result of a combination of factors that included an increase in proved reserves during 1999 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998 and a decline in oil production of 4,089 barrels for the period ended December 31, 1999 compared to the same period in 1998.

1998 compared to 1997

The Partnership's 1998 oil and gas revenues decreased 33% to $1,124,134 from $1,668,018 in 1997. The decrease in revenues resulted from lower average prices received. In 1998, 54,153 barrels of oil, 34,549 barrels of NGLs and 145,870 mcf of gas were sold, or 113,014 BOEs. In 1997, 58,956 barrels of oil, 13,850 barrels of NGLs and 199,235 mcf of gas were sold, or 106,012 BOEs.

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

Total costs and expenses increased in 1998 to $2,059,738 as compared to $1,613,718 in 1997, an increase of $446,020, or 28%. The increase was primarily due to increases in depletion and the impairment of oil and gas properties, offset by decreases in G&A and production costs.

Production costs were $865,247 in 1998 and $869,909 in 1997, resulting in a $4,662 decrease. The decrease was due to a decline in production taxes, offset by increases in well maintenance costs and workover costs incurred to stimulate well production.

During this period, G&A decreased, in aggregate, 33% from $57,698 in 1997 to $38,385 in 1998. The Partnership paid the managing general partner $33,724 in 1998 and $50,041 in 1997 for G&A incurred on behalf of the Partnership.

The Partnership recognized non-cash SFAS 121 charges of $425,668 and $370,361 related to its oil and gas properties during 1998 and 1997, respectively.

Depletion was $730,438 in 1998 compared to $315,750 in 1997. This represented an increase of $414,688. This increase was the result of a combination of factors that included a decline in proved reserves during 1998 due to lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a decline in oil production of 4,803 barrels for the period ended December 31, 1998 compared to the same period in 1997.

Impact of inflation and changing prices on sales and net income

Inflation generally does not impact revenues in the oil and gas industry. However, inflation generally does impact expenses, the most significant for the Partnership is lease operating expenses.

The petroleum industry has been characterized by volatile oil, NGL and natural gas commodity prices and relatively stable supplier costs during the three years ended December 30, 1999. During 1997 and 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide crude oil supplies to exceed demand. As a result, crude oil prices declined substantially from the price levels of 1996. Also during 1997 and 1998, but to a lesser extent, market prices for natural gas declined. During 1999, the price per barrel for oil production similar to the Partnership's ranged from approximately $11.00 to $24.00. The decrease in crude oil exports during 1999 by members of the Organization of Petroleum Exporting Countries ("OPEC") and other crude oil exporting nations has resulted in higher Partnership revenues and operating cash flow as compared to 1998.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $89,810 during the year ended December 31, 1999 from 1998. The increase was primarily attributable to an increase of $86,570 in oil and gas sales receipts and reductions in operating costs paid of $4,656 that have resulted from the managing general partner's cost containment measures, offset by an increase of $1,416 in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during 1999 and 1998 were related to expenditures for equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $211 and $2,100, received during 1999 and 1998, respectively, were derived from the sale of equipment on fully depleted wells.

Net Cash Used in Financing Activities

In 1999, cash distributions to the partners were $392,295, of which $99,150 was distributed to the general partners and $293,145 to the limited partners. In 1998, cash distributions to the partners were $335,255, of which $86,188 was distributed to the general partners and $249,067 to the limited partners.

Since the first quarter of 1999, world crude oil prices have increased, primarily as a result of decreases in crude oil supplies made available by OPEC and other crude oil exporting nations. During the period from the third quarter of 1997 through the first quarter of 1999, there was a significant declining trend in world oil prices and, to a lesser extent, natural gas prices. During the first quarter of 1999, OPEC and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

Proposal to acquire partnerships

On September 8, 1999, Pioneer USA filed a preliminary proxy statement with the SEC proposing an agreement and plan of merger to the limited partners of 25 publicly-held Parker & Parsley limited partnerships. The preliminary proxy statement is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partners in each partnership and the resolution of SEC review comments. Pioneer is continuing to evaluate the feasibility of the proposed agreement and plan of merger; however, the current commodity price outlook has diminished the likelihood that the proposed agreement and plan of merger will be consummated.

Year 2000 project readiness

As the year 2000 was approaching, the inability of some computer programs and embedded technologies to distinguish between "1900" and "2000" gave rise to the "Year 2000" problem. Such computer programs and related technology were at risk to fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represented a significant exposure to the entire global community, the full extent of which could not be accurately assessed prior to the year 2000.

In proactive response to the Year 2000 problem, the managing general partner established a "Year 2000" project that assessed, to the extent possible, the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and significant third parties with whom it has data interchange; and, tested the managing general partner's systems and processes once remedial actions were taken. The managing general partner contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project. The managing general partner's total costs related to the Year 2000 problem were $2.5 million.

The managing general partner has closely monitored its information and non-information technology systems since the beginning of 2000 and has identified no significant Year 2000 failures or problems. The managing general partner will continue to monitor Year 2000 risks and issues. There can be no assurances that unforeseen problems will not be encountered in the future.

ITEM 8.     Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                         Page

Financial Statements of Parker & Parsley 84-A, Ltd:
  Independent Auditors' Report - Ernst & Young LLP.................       12
  Independent Auditors' Report - KPMG LLP..........................       13
  Balance Sheets as of December 31, 1999 and 1998..................       14
  Statements of Operations for the Years Ended December 31,
    1999, 1998 and 1997............................................       15
  Statements of Partners' Capital for the Years Ended
    December 31, 1999, 1998 and 1997...............................       16
  Statements of Cash Flows for the Years Ended December 31,
    1999, 1998 and 1997............................................       17
  Notes to Financial Statements....................................       18

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 84-A, Ltd.
  (A Texas Limited Partnership):

We have audited the balance sheets of Parker & Parsley 84-A, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 84-A, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                Ernst & Young LLP

Dallas, Texas
March 10, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 84-A, Ltd.
  (A Texas Limited Partnership):

We have audited the statement of operations, partners' capital and cash flows of Parker & Parsley 84-A, Ltd. for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Parker & Parsley 84-A, Ltd. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                  KPMG LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                      1999            1998
                                                  ------------    ------------
                  ASSETS

Current assets:
  Cash                                            $    117,140    $    124,005
  Accounts receivable - oil and gas sales              261,763         139,623
                                                   -----------     -----------
        Total current assets                           378,903         263,628
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              18,246,242      18,233,825
Accumulated depletion                              (16,282,110)    (16,106,643)
                                                   -----------     -----------
        Net oil and gas properties                   1,964,132       2,127,182
                                                   -----------     -----------
                                                  $  2,343,035    $  2,390,810
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     37,409    $     32,951

Partners' capital:
  General partners                                     266,887         252,487
  Limited partners (19,435 interests)                2,038,739       2,105,372
                                                   -----------     -----------
                                                     2,305,626       2,357,859
                                                   -----------     -----------
                                                  $  2,343,035    $  2,390,810
                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                            1999          1998          1997
                                         ----------    ----------    ----------
Revenues:
  Oil and gas                            $1,419,376    $1,124,134    $1,668,018
  Interest                                    9,236        10,158        12,752
  Gain on disposition of assets                 -           2,100         3,072
                                          ---------     ---------     ---------
                                          1,428,612     1,136,392     1,683,842
                                          ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                    859,602       865,247       869,909
  General and administrative                 53,481        38,385        57,698
  Impairment of oil and gas properties          -         425,668       370,361
  Depletion                                 175,467       730,438       315,750
                                          ---------     ---------     ---------
                                          1,088,550     2,059,738     1,613,718
                                          ---------     ---------     ---------
Net income (loss)                        $  340,062    $ (923,346)   $   70,124
                                          =========     =========     =========
Allocation of net income (loss):
  General partners                       $  113,550    $  (56,570)   $  121,907
                                          =========     =========     =========
  Limited partners                       $  226,512    $ (866,776)   $  (51,783)
                                          =========     =========     =========
Net income (loss) per limited
  partnership interest                   $    11.65    $   (44.60)   $    (2.66)
                                          =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          General       Limited
                                          partners      partners       Total
                                         ----------    ----------    ----------

Partners' capital at January 1, 1997     $  490,387    $3,901,199    $4,391,586
   Distributions                           (217,049)     (628,201)     (845,250)
   Net income (loss)                        121,907       (51,783)       70,124
                                          ---------     ---------     ---------

Partners' capital at December 31, 1997      395,245     3,221,215     3,616,460
   Distributions                            (86,188)     (249,067)     (335,255)
   Net loss                                 (56,570)     (866,776)     (923,346)
                                          ---------     ---------     ---------

Partners' capital at December 31, 1998      252,487     2,105,372     2,357,859
   Distributions                            (99,150)     (293,145)     (392,295)
   Net income                               113,550       226,512       340,062
                                          ---------     ---------     ---------

Partners' capital at December 31, 1999   $  266,887    $2,038,739    $2,305,626
                                          =========     =========     =========






   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31




                                              1999         1998         1997
                                            ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss)                         $ 340,062    $(923,346)   $  70,124
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
       Impairment of oil and gas properties       -        425,668      370,361
       Depletion                              175,467      730,438      315,750
       Gain on disposition of assets              -         (2,100)      (3,072)
  Changes in assets and liabilities:
       Accounts receivable                   (122,140)      85,609      105,112
       Accounts payable                         4,458       (8,232)      (3,616)
                                             --------     --------     --------
          Net cash provided by operating
            activities                        397,847      308,037      854,659
                                             --------     --------     --------
Cash flows from investing activities:
  Additions to oil and gas properties         (12,628)     (10,572)     (15,259)
  Proceeds from asset dispositions                211        2,100        3,072
                                             --------     --------     --------
          Net cash used in investing
            activities                        (12,417)      (8,472)     (12,187)
                                             --------     --------     --------
Cash flows used in financing activities:
  Cash distributions to partners             (392,295)    (335,255)    (845,250)
                                             --------     --------     --------
Net decrease in cash                           (6,865)     (35,690)      (2,778)
Cash at beginning of year                     124,005      159,695      162,473
                                             --------     --------     --------
Cash at end of year                         $ 117,140    $ 124,005    $ 159,695
                                             ========     ========     ========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

Note 1.     Organization and nature of operations

       Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas. On August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 84-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 19,435 limited partnership interests as of March 8, 2000. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger.

       The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

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

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1998 and 1997 financial statements to conform to the 1999 financial statement presentations.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 1999.

       Revenue recognition - The Partnership uses the entitlements method of accounting for crude oil and natural gas revenues.

Note 3.     Impairment of long-lived assets

      In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 1999, 1998 and 1997, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $425,668 and $370,361 related to its proved oil and gas properties during 1998 and 1997, respectively.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $287,975 less than the tax basis at December 31, 1999.

      The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:

                                                1999        1998        1997
                                              ---------   ---------   ---------
  Net income (loss) per statements of
    operations                                $ 340,062   $(923,346)  $  70,124
  Depletion and depreciation provisions for
    tax reporting purposes less than
    amounts for financial reporting purposes    165,764     695,743     299,048
  Impairment of oil and gas properties
    for financial reporting purposes                -       425,668     370,361
  Salvage income                                    -         2,967         -
  Other, net                                     (4,938)      5,121     (12,815)
                                               --------    --------    --------
          Net income per Federal
            income tax returns                $ 500,888   $ 206,153   $ 726,718
                                               ========    ========    ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                   1999          1998          1997
                                ---------     ---------     ---------

     Development costs          $  12,628     $  10,572     $  12,231
                                 ========      ========      ========

       Capitalized oil and gas properties consist of the following:

                                                  1999            1998
                                              ------------    ------------
     Proved properties:
       Property acquisition costs             $    923,276    $    923,276
       Completed wells and equipment            17,322,966      17,310,549
                                               -----------     -----------
                                                18,246,242      18,233,825
     Accumulated depletion                     (16,282,110)    (16,106,643)
                                               -----------     -----------
             Net capitalized costs            $  1,964,132    $  2,127,182
                                               ===========     ===========

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                 1999        1998        1997
                                               --------    --------    --------
  Payment of lease operating and supervision
    charges in accordance with standard
    industry operating agreements              $395,016    $382,325    $393,853

  Reimbursement of general and
    administrative expenses                    $ 42,581    $ 33,724    $ 50,041

       Pioneer USA, EMPL and the Partnership are parties to the Partnership agreement. EMPL is a limited partnership in which Pioneer USA owns 77.5% and the remaining portion is owned by former affiliates. In addition, Pioneer USA owned 379 limited partner interests in the Partnership at January 1, 2000.

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

       Incremental direct expenses are direct expenses which would not be incurred except for the requirements of the securities regulatory authorities and totaled $10,900, $4,661 and $7,657 in 1999, 1998 and 1997, respectively.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997 and changes in such quantities during the years then ended. Due to a change in the accounting policy of the managing general partner in 1997, the Partnership began accounting for processed natural gas production in two components: processed natural gas liquids ("NGLs") and dry residue gas. NGLs are reflected in "Oil and NGLs" in the table below. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.

                                                   Oil and NGLs        Gas
                                                       (bbls)         (mcf)
                                                   ------------     ----------
     Net proved reserves at January 1, 1997             935,752      3,822,899
     Revisions                                          190,095     (2,106,976)
     Production                                         (72,806)      (199,235)
                                                    -----------     ----------
     Net proved reserves at December 31, 1997         1,053,041      1,516,688
     Revisions                                         (400,628)      (306,319)
     Production                                         (88,702)      (145,870)
                                                    -----------     ----------
     Net proved reserves at December 31, 1998           563,711      1,064,499
     Revisions                                          789,038      1,498,169
     Production                                         (85,868)      (154,235)
                                                    -----------     ----------
     Net proved reserves at December 31, 1999         1,266,881      2,408,433
                                                    ===========     ==========

       As of December 31, 1999, the estimated present value of future net revenues of proved reserves, calculated using December 31, 1999 prices of $25.36 per barrel of oil, $15.84 per barrel of NGLs and $1.67 per mcf of gas, discounted at 10% was approximately $6,660,000 and undiscounted was $12,680,000.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                            1999        1998        1997
                                          --------    --------    --------
          Plains All American Inc.           33%         -            -
          TEPPCO Crude Oil LLC               18%         -            -
          Genesis Crude Oil, L.P.            -           53%          58%
          Western Gas Resources, Inc.         7%         29%          26%

       At December 31, 1999, the amounts receivable from Plains All American Inc. and TEPPCO Crude Oil LLC were $70,499 and $47,395, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production or natural gas products.

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

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. During June 1999, Mr. Lon C. Kile resigned as an officer of Pioneer USA. During January 2000, Mr. M. Garrett Smith also resigned his position as Director and Chief Financial Officer of Pioneer USA. Mr. Timothy L. Dove assumed the responsibility of Chief Financial Officer of Pioneer USA after Mr. Smith's resignation.
                           Age at
                         December 31,
        Name                1999                        Position
--------------------     ------------     ------------------------------------
Scott D. Sheffield           47           President

Timothy L. Dove              43           Executive Vice President, Chief
                                            Financial Officer and Director

Dennis E. Fagerstone         50           Executive Vice President and Director

Mark L. Withrow              52           Executive Vice President, General
                                            Counsel and Director

Rich Dealy                   33           Vice President and Chief Accounting
                                            Officer

         Scott D. Sheffield. Mr. Sheffield is a graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President of Pioneer USA. Mr. Sheffield assumed the position of Chairman of the Board of Pioneer in August 1999. He served as a director of Pioneer USA from August 1997 until his resignation from the board in June 1999. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

       Timothy L. Dove. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago. He became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997 and was also appointed a director of Pioneer USA in August 1997. Mr. Dove assumed the position of Chief Financial Officer of Pioneer and Pioneer USA effective February 1, 2000. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President - Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA and EMPL respectively own 80% and 20% of the general partners' interests in the Partnership. Pioneer USA owned 379 limited partner interests at January 1, 2000.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                              1999         1998         1997
                                            ---------    ---------    ---------
   Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                             $ 395,016    $ 382,325    $ 393,853

   Reimbursement of general and
     administrative expenses                $  42,581    $  33,724    $  50,041

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

            The following are filed as part of this annual report:

                Independent Auditors' Report - Ernst & Young LLP

                Independent Auditors' Report - KPMG LLP

                Balance sheets as of December 31, 1999 and 1998

                Statements of operations for the years ended December 31, 1999,
                   1998 and 1997

                Statements of partners' capital for the years ended December 31,
                   1999, 1998 and 1997

                Statements of cash flows for the years ended December 31, 1999,
                   1998 and 1997

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

                                   PARKER & PARSLEY 84-A, LTD.

Dated: March 21, 2000              By:    Pioneer Natural Resources USA, Inc.
                                            Managing General Partner


                                          By:     /s/ Scott D. Sheffield
                                                  ---------------------------
                                                  Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield     President of Pioneer USA               March 21, 2000
------------------------
Scott D. Sheffield


/s/ Timothy L. Dove        Executive Vice President, Chief        March 21, 2000
------------------------   Financial Officer and Director of
Timothy L. Dove            Pioneer USA


/s/ Dennis E. Fagerstone   Executive Vice President and           March 21, 2000
------------------------   Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow        Executive Vice President, General      March 21, 2000
------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ Rich Dealy             Vice President and Chief Accounting    March 21, 2000
------------------------   Officer of Pioneer USA
Rich Dealy

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