Form 10-Q
period 2000-06-30
PARKER & PARSLEY 84-A LTD
filed 2000-08-11
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                           Commission File No. 2-90417

                           PARKER & PARSLEY 84-A, LTD.
             (Exact name of Registrant as specified in its charter)

                  Texas                                     75-1974814
  --------------------------------------------        ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1   Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   June 30,      December 31,
                                                     2000            1999
                                                 ------------    ------------
                                                 (Unaudited)
                      ASSETS
Current assets:
  Cash                                           $    177,621    $    117,140
  Accounts receivable - oil and gas sales             295,448         261,763
                                                  -----------     -----------
           Total current assets                       473,069         378,903
                                                  -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             18,257,368      18,246,242
Accumulated depletion                             (16,340,923)    (16,282,110)
                                                  -----------     -----------
     Net oil and gas properties                     1,916,445       1,964,132
                                                  -----------     -----------
                                                 $  2,389,514    $  2,343,035
                                                  ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     60,244    $     37,409

Partners' capital:
  General partners                                    279,080         266,887
  Limited partners (19,435 interests)               2,050,190       2,038,739
                                                  -----------     -----------
                                                    2,329,270       2,305,626
                                                  -----------     -----------
                                                 $  2,389,514    $  2,343,035
                                                  ===========     ===========



   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended       Six months ended
                                       June 30,                June 30,
                                ---------------------   ----------------------
                                   2000        1999        2000         1999
                                ---------   ---------   ----------   ---------
Revenues:
  Oil and gas                   $ 549,309   $ 350,893   $1,082,369   $ 573,345
  Interest                          4,294       1,883        6,992       3,355
                                 --------    --------    ---------    --------
                                  553,603     352,776    1,089,361     576,700
                                 --------    --------    ---------    --------
Costs and expenses:
  Oil and gas production          245,145     205,328      464,779     401,324
  General and administrative       19,804      11,263       34,139      19,644
  Depletion                        25,167      34,992       58,813     110,953
                                 --------    --------    ---------    --------
                                  290,116     251,583      557,731     531,921
                                 --------    --------    ---------    --------
Net income                      $ 263,487   $ 101,193   $  531,630   $  44,779
                                 ========    ========    =========    ========
Allocation of net income:
  General partners              $  69,972   $  30,730   $  142,146   $  28,448
                                 ========    ========    =========    ========
  Limited partners              $ 193,515   $  70,463   $  389,484   $  16,331
                                 ========    ========    =========    ========
Net income per limited
  partnership interest          $    9.96   $    3.63   $    20.04   $     .84
                                 ========    ========    =========    ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners         Total
                                     ----------     ----------     ----------

Balance at January 1, 2000           $  266,887     $2,038,739     $2,305,626

    Distributions                      (129,953)      (378,033)      (507,986)

    Net income                          142,146        389,484        531,630
                                      ---------      ---------      ---------

Balance at June 30, 2000             $  279,080     $2,050,190     $2,329,270
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                    -------------------------
                                                       2000          1999
                                                    ----------    -----------
Cash flows from operating activities:
  Net income                                        $  531,630    $    44,779
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        58,813        110,953
  Changes in assets and liabilities:
     Accounts receivable                               (33,685)       (63,298)
     Accounts payable                                   22,835         21,173
                                                     ---------      ---------
          Net cash provided by operating
             activities                                579,593        113,607
                                                     ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                  (11,126)           -
  Proceeds from asset dispositions                         -              180
                                                     ---------      ---------
          Net cash provided by (used in)
             investing activities                      (11,126)           180
                                                     ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                      (507,986)       (92,924)
                                                     ---------      ---------
Net increase in cash                                    60,481         20,863
Cash at beginning of period                            117,140        124,005
                                                     ---------      ---------
Cash at end of period                               $  177,621    $   144,868
                                                     =========     ==========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 89% to $1,082,369 for the six months ended June 30, 2000 as compared to $573,345 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 26,759 barrels of oil, 16,307 barrels of natural gas liquids ("NGLs") and 68,163 mcf of gas were sold, or 54,427 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 25,057 barrels of oil, 18,393 barrels of NGLs and 80,888 mcf of gas were sold, or 56,931 BOEs.

The average price received per barrel of oil increased $14.19, or 106%, from $13.44 for the six months ended June 30, 1999 to $27.63 for the same period in 2000. The average price received per barrel of NGLs increased $6.20, or 88%, from $7.07 during the six months ended June 30, 1999 to $13.27 for the same period in 2000. The average price received per mcf of gas increased 41% from $1.32 during the six months ended June 30, 1999 to $1.86 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $557,731 for the six months ended June 30, 2000 as compared to $531,921 for the same period in 1999, an increase of $25,810, or 5%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $464,779 for the six months ended June 30, 2000 and $401,324 for the same period in 1999 resulting in a $63,455 increase, or 16%. The increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 74% from $19,644 for the six months ended June 30, 1999 to $34,139 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $58,813 for the six months ended June 30, 2000 compared to $110,953 for the same period in 1999, a decrease of $52,140, or 47%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 1,702 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 57% to $549,309 for the three months ended June 30, 2000 as compared to $350,893 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 13,188 barrels of oil, 8,087 barrels of NGLs and 33,092 mcf of gas were sold, or 26,790 BOEs. For the three months ended June 30, 1999, 12,132 barrels of oil, 11,659 barrels of NGLs and 48,305 mcf of gas were sold, or 31,842 BOEs.

The average price received per barrel of oil increased $12.42, or 82%, from $15.23 for the three months ended June 30, 1999 to $27.65 for the three months ended June 30, 2000. The average price received per barrel of NGLs increased $5.63, or 69%, from $8.21 during the three months ended June 30, 1999 to $13.84 for the same period in 2000. The average price received per mcf of gas increased 51% to $2.20 for the three months ended June 30, 2000 from $1.46 for the same period in 1999.

Costs and Expenses:

Total costs and expenses increased to $290,116 for the three months ended June 30, 2000 as compared to $251,583 for the same period in 1999, an increase of $38,533, or 15%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $245,145 for the three months ended June 30, 2000 and $205,328 for the same period in 1999 resulting in an increase of $39,817, or 19%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 76% from $11,263 for the three months ended June 30, 1999 to $19,804 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $25,167 for the three months ended June 30, 2000 compared to $34,992 for the same period in 1999, a decrease of $9,825, or 28%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, offset by an increase in oil production of 1,056 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $465,986 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase oil and gas sales receipts of $542,274, offset by increases in operating costs paid of $61,524 and G&A expenses paid of $14,764.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 included equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $180 were received during the six months ended June 30, 1999 from equipment credits received on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $507,986, of which $129,953 was distributed to the general partners and $378,033 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $92,924, of which $23,263 was distributed to the general partners and $69,661 to the limited partners.

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

                                         PARKER & PARSLEY 84-A, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner

Dated:  August 11, 2000            By:    /s/ Rich Dealy
                                         ------------------------------------
                                         Rich Dealy, Vice President and
                                          Chief Accounting Officer