Form 10-Q
period 2000-09-30
PARKER & PARSLEY 84-A LTD
filed 2000-11-08
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000



                           Commission File No. 2-90417



                           PARKER & PARSLEY 84-A, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                           Texas                               75-1974814
          -------------------------------------------    ---------------------
               (State or other jurisdiction of              (I.R.S. Employer
                incorporation or organization)           Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas        75039
----------------------------------------------------------------     ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   10

            27.1   Financial Data Schedule

            Signatures................................................   11

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    194,171     $    117,140
   Accounts receivable - oil and gas sales             338,232          261,763
                                                   -----------      -----------
           Total current assets                        532,403          378,903
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             18,258,923       18,246,242
Accumulated depletion                              (16,364,956)     (16,282,110)
                                                   -----------      -----------
           Net oil and gas properties                1,893,967        1,964,132
                                                   -----------      -----------
                                                  $  2,426,370     $  2,343,035
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     69,940     $     37,409

Partners' capital:
   General partners                                    289,885          266,887
   Limited partners (19,435 interests)               2,066,545        2,038,739
                                                   -----------      -----------
                                                     2,356,430        2,305,626
                                                   -----------      -----------
                                                  $  2,426,370     $  2,343,035
                                                   ===========      ===========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended            Nine months ended
                                     September 30,                September 30,
                               ------------------------     ------------------------
                                  2000          1999           2000          1999
                               ----------    ----------     ----------    ----------
Revenues:
   Oil and gas                 $  615,825    $  441,421     $1,698,194    $1,014,766
   Interest                         5,118         2,464         12,110         5,819
                                ---------     ---------      ---------     ---------
                                  620,943       443,885      1,710,304     1,020,585
                                ---------     ---------      ---------     ---------
Costs and expenses:
   Oil and gas production         226,699       204,910        691,478       606,234
   General and administrative      21,036        17,369         55,175        37,013
   Depletion                       24,033        32,976         82,846       143,929
                                ---------     ---------      ---------     ---------
                                  271,768       255,255        829,499       787,176
                                ---------     ---------      ---------     ---------
Net income                     $  349,175    $  188,630     $  880,805    $  233,409
                                =========     =========      =========     =========
Allocation of net income:
   General partners            $   91,539    $   52,456     $  233,685    $   80,904
                                =========     =========      =========     =========
   Limited partners            $  257,636    $  136,174     $  647,120    $  152,505
                                =========     =========      =========     =========
Net income per limited
   partnership interest        $    13.26    $     7.01     $    33.30    $     7.85
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        General        Limited
                                        partners       partners       Total
                                       -----------    ----------    ----------


Balance at January 1, 2000             $   266,887    $2,038,739    $2,305,626

    Distributions                         (210,687)     (619,314)     (830,001)

    Net income                             233,685       647,120       880,805
                                        ----------     ---------     ---------

Balance at September 30, 2000          $   289,885    $2,066,545    $2,356,430
                                        ==========     =========     =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months ended
                                                              September 30,
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Cash flows from operating activities:
   Net income                                           $ 880,805    $ 233,409
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                         82,846      143,929
   Changes in assets and liabilities:
         Accounts receivable                              (76,469)    (128,409)
         Accounts payable                                  32,531       28,080
                                                         --------     --------
           Net cash provided by operating activities      919,713      277,009
                                                         --------     --------
Cash flows from investing activities:
   Additions to oil and gas properties                    (12,681)      (7,997)
   Proceeds from asset dispositions                           -            211
                                                         --------     --------
           Net cash used in investing activities          (12,681)      (7,786)
                                                         --------     --------
Cash flows used in financing activities:
   Cash distributions to partners                        (830,001)    (214,788)
                                                         --------     --------
Net increase in cash                                       77,031       54,435
Cash at beginning of period                               117,140      124,005
                                                         --------     --------
Cash at end of period                                   $ 194,171    $ 178,440
                                                         ========     ========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 67% to $1,698,194 for the nine months ended September 30, 2000 as compared to $1,014,766 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 39,130 barrels of oil, 25,473 barrels of natural gas liquids ("NGLs") and 104,455 mcf of gas were sold, or 82,012 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 37,683 barrels of oil, 29,702 barrels of NGLs and 127,652 mcf of gas were sold, or 88,660 BOEs.

The average price received per barrel of oil increased $13.17, or 85%, from $15.44 for the nine months ended September 30, 1999 to $28.61 for the same period in 2000. The average price received per barrel of NGLs increased $5.36, or 65%, from $8.31 during the nine months ended September 30, 1999 to $13.67 for the same period in 2000. The average price received per mcf of gas increased 51% from $1.46 during the nine months ended September 30, 1999 to $2.21 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses increased to $829,499 for the nine months ended September 30, 2000 as compared to $787,176 for the same period in 1999, an increase of $42,323, or 5%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $691,478 for the nine months ended September 30, 2000 and $606,234 for the same period in 1999 resulting in an $85,244 increase, or 14%. This increase was primarily due to higher production taxes of $55,539 associated with higher oil and gas prices and additional well maintenance costs of $21,346 incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 49% from $37,013 for the nine months ended September 30, 1999 to $55,175 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $82,846 for the nine months ended September 30, 2000 compared to $143,929 for the same period in 1999, representing a decrease of $61,083, or 42%. This decrease was attributable to an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 1,447 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 40% to $615,825 for the three months ended September 30, 2000 as compared to $441,421 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 12,371 barrels of oil, 9,166 barrels of NGLs and 36,292 mcf of gas were sold, or 27,586 BOEs. For the three months ended September 30, 1999, 12,626 barrels of oil, 11,309 barrels of NGLs and 46,764 mcf of gas were sold, or 31,729 BOEs.

The average price received per barrel of oil increased $11.33, or 58%, from $19.41 for the three months ended September 30, 1999 compared to $30.74 for the same period in 2000. The average price received per barrel of NGLs increased $4.07, or 39%, from $10.32 during the three months ended September 30, 1999 to $14.39 for the same period in 2000. The average price received per mcf of gas increased 68% from $1.70 during the three months ended September 30, 1999 to $2.86 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $271,768 for the three months ended September 30, 2000 as compared to $255,255 for the same period in 1999, an increase of $16,513, or 6%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $226,699 for the three months ended September 30, 2000 and $204,910 for the same period in 1999, resulting in a $21,789 increase, or 11%. The increase was primarily due to higher production taxes of $20,195 associated with higher oil and gas prices, offset by a decrease in well maintenance costs of $7,774.

During this period, G&A increased, in aggregate, 21% from $17,369 for the three months ended September 30, 1999 to $21,036 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $24,033 for the three months ended September 30, 2000 compared to $32,976 for the same period in 1999, a decrease of $8,943, or 27%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 255 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $642,704 during the nine months ended September 30, 2000 from the same period ended in 1999. This increase was due to an increase in oil and gas sales receipts of $741,659, offset by increases in production costs paid of $76,873 and G&A expenses paid of $22,082.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2000 and 1999 included equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $211 were received during the nine months ended September 30, 1999 from equipment credits received on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $830,001, of which $210,687 was distributed to the general partners and $619,314 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $214,788, of which $54,007 was distributed to the general partners and $160,781 to the limited partners.

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


                                          PARKER & PARSLEY 84-A, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 8, 2000         By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer