Form 10-Q
period 2001-03-31
PARKER & PARSLEY 84-A LTD
filed 2001-05-10
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                           Commission File No. 2-90417


                           PARKER & PARSLEY 84-A, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                                  75-1974814
          ----------------------------------            ---------------------
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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


                                Yes / x / No / /

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000. . . . ...............................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001.....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................    9

           Signatures.................................................   10

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2001           2000
                                                   ------------    ------------
                                                   (Unaudited)

                         ASSETS

Current assets:
  Cash                                             $    162,395    $    179,539
  Accounts receivable - oil and gas sales               373,423         360,844
                                                    -----------     -----------
           Total current assets                         535,818         540,383
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               18,261,069      18,260,776
Accumulated depletion                               (16,419,939)    (16,391,831)
                                                    -----------     -----------
           Net oil and gas properties                 1,841,130       1,868,945
                                                    -----------     -----------
                                                   $  2,376,948    $  2,409,328
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     38,763    $     36,496

Partners' capital:
  General partners                                      288,520         293,504
  Limited partners (19,435 interests)                 2,049,665       2,079,328
                                                    -----------     -----------
                                                      2,338,185       2,372,832
                                                    -----------     -----------
                                                   $  2,376,948    $  2,409,328
                                                    ===========     ===========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

Revenues:
  Oil and gas                                         $  634,643     $  533,060
  Interest                                                 3,655          2,698
                                                       ---------      ---------
                                                         638,298        535,758
                                                       ---------      ---------
Costs and expenses:
  Oil and gas production                                 248,790        219,634
  General and administrative                              22,219         14,335
  Depletion                                               28,108         33,646
                                                       ---------      ---------
                                                         299,117        267,615
                                                       ---------      ---------
Net income                                            $  339,181     $  268,143
                                                       =========      =========
Allocation of net income:
  General partners                                    $   89,466     $   72,174
                                                       =========      =========
  Limited partners                                    $  249,715     $  195,969
                                                       =========      =========
Net income per limited partnership interest           $    12.85     $    10.08
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General      Limited
                                       partners     partners       Total
                                      ----------    ---------    ----------


Balance at January 1, 2001            $  293,504    $2,079,328   $2,372,832

   Distributions                         (94,450)     (279,378)    (373,828)

   Net income                             89,466       249,715      339,181
                                       ---------     ---------    ---------

Balance at March 31, 2001             $  288,520    $2,049,665   $2,338,185
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  339,181     $  268,143
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         28,108         33,646
  Changes in assets and liabilities:
     Accounts receivable                                (12,579)       (15,188)
     Accounts payable                                     2,267          6,873
                                                      ---------      ---------
        Net cash provided by operating activities       356,977        293,474
                                                      ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                      (293)        (5,060)

Cash flows used in financing activities:
  Cash distributions to partners                       (373,828)      (215,712)
                                                      ---------      ---------
Net increase (decrease) in cash                         (17,144)        72,702
Cash at beginning of period                             179,539        117,140
                                                      ---------      ---------
Cash at end of period                                $  162,395     $  189,842
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 19% to $634,643 for the three months ended March 31, 2001 as compared to $533,060 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2001, 13,629 barrels of oil, 6,391 barrels of natural gas liquids ("NGLs") and 33,550 mcf of gas were sold, or 25,612 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 13,571 barrels of oil, 8,220 barrels of NGLs and 35,071 mcf of gas were sold, or 27,636 BOEs.

The average price received per barrel of oil decreased $.45, or 2%, from $27.61 for the three months ended March 31, 2000 to $27.16 for the same period in 2001. The average price received per barrel of NGLs increased $3.50, or 28%, from $12.70 for the three months ended March 31, 2000 to $16.20 for the same period in 2001. The average price received per mcf of gas increased 212% from $1.54 during the three months ended March 31, 2000 to $4.80 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses increased to $299,117 for the three months ended March 31, 2001 as compared to $267,615 for the same period in 2000, an increase of $31,502, or 12%. This increase was primarily due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $248,790 for the three months ended March 31, 2001 and $219,634 for the same period in 2000 resulting in a $29,156 increase, or 13%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 55% from $14,335 for the three months ended March 31, 2000 to $22,219 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Depletion was $28,108 for the three months ended March 31, 2001 as compared to $33,646 for the same period in 2000, a decrease of $5,538, or 16%. This decrease was the result of positive revisions to proved reserves during the three months ended March 31, 2001 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $63,503 during the three months ended March 31, 2001 from the same period in 2000. The increase was due to an increase of $102,540 in oil and gas sales receipts, offset by increases in production costs of $29,156, G&A expenses of $7,884 and working capital of $1,997. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $137,887 to oil and gas receipts, offset by $35,347 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2001 and 2000 were for expenditures related to oil and gas equipment upgrades on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $373,828, of which $94,450 was distributed to the general partners and $279,378 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $215,712, of which $54,767 was distributed to the general partners and $160,945 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                             PARKER & PARSLEY 84-A, LTD.



                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 10, 2001                By:     /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer