Form 10-Q
period 2001-06-30
PARKER & PARSLEY 84-A LTD
filed 2001-08-06
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                           Commission File No. 2-90417


                           PARKER & PARSLEY 84-A, LTD.
             (Exact name of Registrant as specified in its charter)

                         Texas                               75-1974814
        --------------------------------------------    ---------------------
              (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas         75039
     -------------------------------------------------       ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months
              ended June 30, 2001 and 2000...........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    (Unaudited)
                      ASSETS
Current assets:
  Cash                                             $    497,847    $    179,539
  Accounts receivable - oil and gas sales               247,028         360,844
                                                    -----------     -----------
           Total current assets                         744,875         540,383
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               18,264,695      18,260,776
Accumulated depletion                               (16,449,041)    (16,391,831)
                                                    -----------     -----------
     Net oil and gas properties                       1,815,654       1,868,945
                                                    -----------     -----------
                                                   $  2,560,529    $  2,409,328
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     47,293    $     36,496

Partners' capital:
  General partners                                      336,712         293,504
  Limited partners (19,435 interests)                 2,176,524       2,079,328
                                                    -----------     -----------
                                                      2,513,236       2,372,832
                                                    -----------     -----------
                                                   $  2,560,529    $  2,409,328
                                                    ===========     ===========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months ended          Six months ended
                                          June 30,                    June 30,
                                   ------------------------    ------------------------
                                      2001          2000          2001          2000
                                   ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                      $  476,179    $  549,309    $1,110,822    $1,082,369
  Interest                              3,705         4,294         7,360         6,992
                                    ---------     ---------     ---------     ---------
                                      479,884       553,603     1,118,182     1,089,361
                                    ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production              261,190       245,145       509,980       464,779
  General and administrative           14,541        19,804        36,760        34,139
  Depletion                            29,102        25,167        57,210        58,813
                                    ---------     ---------     ---------     ---------
                                      304,833       290,116       603,950       557,731
                                    ---------     ---------     ---------     ---------
Net income                         $  175,051    $  263,487    $  514,232    $  531,630
                                    =========     =========     =========     =========
Allocation of net income:
  General partners                 $   48,192    $   69,972    $  137,658    $  142,146
                                    =========     =========     =========     =========
  Limited partners                 $  126,859    $  193,515    $  376,574    $  389,484
                                    =========     =========     =========     =========
Net income per limited
  partnership interest             $     6.53    $     9.96    $    19.38    $    20.04
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          General       Limited
                                          partners      partners       Total
                                         ----------    ----------    ----------


Balance at January 1, 2001               $  293,504    $2,079,328    $2,372,832

    Distributions                           (94,450)     (279,378)     (373,828)

    Net income                              137,658       376,574       514,232
                                          ---------     ---------     ---------

Balance at June 30, 2001                 $  336,712    $2,176,524    $2,513,236
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  514,232     $  531,630
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         57,210         58,813
  Changes in assets and liabilities:
     Accounts receivable                                113,816        (33,685)
     Accounts payable                                    10,797         22,835
                                                      ---------      ---------
        Net cash provided by operating activities       696,055        579,593
                                                      ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                    (3,919)       (11,126)

Cash flows used in financing activities:
  Cash distributions to partners                       (373,828)      (507,986)
                                                      ---------      ---------
Net increase in cash                                    318,308         60,481
Cash at beginning of period                             179,539        117,140
                                                      ---------      ---------
Cash at end of period                                $  497,847     $  177,621
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 3% to $1,110,822 for the six months ended June 30, 2001 as compared to $1,082,369 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decrease in production and lower average prices received for oil. For the six months ended June 30, 2001, 26,035 barrels of oil, 12,266 barrels of natural gas liquids ("NGLs") and 57,564 mcf of gas were sold, or 47,895 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 26,759 barrels of oil, 16,307 barrels of NGLs and 68,163 mcf of gas were sold, or 54,427 BOEs.

The average price received per barrel of oil decreased $.61, or 2%, from $27.63 for the six months ended June 30, 2000 to $27.02 for the same period in 2001. The average price received per barrel of NGLs increased $.95, or 7%, from $13.27 during the six months ended June 30, 2000 to $14.22 for the same period in 2001. The average price received per mcf of gas increased 117% from $1.86 during the six months ended June 30, 2000 to $4.04 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $603,950 for the six months ended June 30, 2001 as compared to $557,731 for the same period in 2000, an increase of $46,219, or 8%. This increase was primarily due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $509,980 for the six months ended June 30, 2001 and $464,779 for the same period in 2000 resulting in a $45,201 increase, or 10%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 8% from $34,139 for the six months ended June 30, 2000 to $36,760 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $57,210 for the six months ended June 30, 2001 as compared to $58,813 for the same period in 2000, a decrease of $1,603, or 3%. This decrease was the result of a decline in oil production of 724 barrels for the six months ended June 30, 2001 compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 13% to $476,179 for the three months ended June 30, 2001 as compared to $549,309 for the same period in 2000. The decrease in revenues resulted from a decrease in production and lower average prices received for oil and NGLs, offset by higher average prices received for gas. For the three months ended June 30, 2001, 12,406 barrels of oil, 5,875 barrels of NGLs and 24,014 mcf of gas were sold, or 22,283 BOEs. For the three months ended June 30, 2000, 13,188 barrels of oil, 8,087 barrels of NGLs and 33,092 mcf of gas were sold, or 26,790 BOEs.

The average price received per barrel of oil decreased $.78, or 3%, from $27.65 for the three months ended June 30, 2000 to $26.87 for the three months ended June 30, 2001. The average price received per barrel of NGLs decreased $1.77, or 13%, from $13.84 during the three months ended June 30, 2000 to $12.07 for the same period in 2001. The average price received per mcf of gas increased 36% to $2.99 for the three months ended June 30, 2001 from $2.20 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $304,833 for the three months ended June 30, 2001 as compared to $290,116 for the same period in 2000, an increase of $14,717, or 5%. This increase was primarily due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $261,190 for the three months ended June 30, 2001 and $245,145 for the same period in 2000 resulting in an increase of $16,045, or 7%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

During this period, G&A decreased 27% from $19,804 for the three months ended June 30, 2000 to $14,541 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues and a decrease in audit and tax fees.

Depletion was $29,102 for the three months ended June 30, 2001 as compared to $25,167 for the same period in 2000, an increase of $3,935, or 16%. This increase was the result of a reduction in revisions to proved reserves during the period ended June 30, 2001 as a result of lower commodity prices, offset by a decline in oil production of 782 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $116,462 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to an increase of $28,821 in oil and gas sales receipts and a reduction in working capital of $135,463, offset by increases in production costs of $45,201 and G&A expenses of $2,621. The increase in oil and gas receipts resulted from the increase in gas and NGL prices of $164,517 during 2001, offset by $119,533 resulting from the decline in production and a $16,163 decline resulting from lower oil prices during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were for expenditures related to oil and gas equipment upgrades on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $373,828, of which $94,450 was distributed to the general partners and $279,378 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $507,986, of which $129,953 was distributed to the general partners and $378,033 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                           PARKER & PARSLEY 84-A, LTD.

                                     By:   Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 6, 2001               By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                            Chief Accounting Officer