Form 10-Q
period 2001-09-30
PARKER & PARSLEY 84-A LTD
filed 2001-11-08
CIK 757545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001



                           Commission File No. 2-90417



                           PARKER & PARSLEY 84-A, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                     Texas                                   75-1974814
   -------------------------------------------          ---------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)

5205 N. O'Connor Blvd., Suite 1400, Irving, Texas               75039
-------------------------------------------------           -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 84-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS
Current assets:
   Cash                                           $    360,095     $    179,539
   Accounts receivable - oil and gas sales             204,546          360,844
                                                   -----------      -----------
           Total current assets                        564,641          540,383
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             18,268,569       18,260,776
Accumulated depletion                              (16,490,135)     (16,391,831)
                                                   -----------      -----------
           Net oil and gas properties                1,778,434        1,868,945
                                                   -----------      -----------
                                                  $  2,343,075     $  2,409,328
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     85,408     $     36,496

Partners' capital:
   General partners                                    278,461          293,504
   Limited partners (19,435 interests)               1,979,206        2,079,328
                                                   -----------      -----------
                                                     2,257,667        2,372,832
                                                   -----------      -----------
                                                  $  2,343,075     $  2,409,328
                                                   ===========      ===========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended           Nine months ended
                                       September 30,               September 30,
                                  ------------------------    ------------------------
                                     2001          2000          2001          2000
                                  ----------    ----------    ----------    ----------
Revenues:
   Oil and gas                    $  427,567    $  615,825    $1,538,389    $1,698,194
   Interest                            2,725         5,118        10,085        12,110
                                   ---------     ---------     ---------     ---------
                                     430,292       620,943     1,548,474     1,710,304
                                   ---------     ---------     ---------     ---------
Costs and expenses:
   Oil and gas production            306,915       226,699       816,895       691,478
   General and administrative         12,938        21,036        49,698        55,175
   Depletion                          41,094        24,033        98,304        82,846
                                   ---------     ---------     ---------     ---------
                                     360,947       271,768       964,897       829,499
                                   ---------     ---------     ---------     ---------
Net income                        $   69,345    $  349,175    $  583,577    $  880,805
                                   =========     =========     =========     =========
Allocation of net income:
   General partners               $   23,562    $   91,539    $  161,220    $  233,685
                                   =========     =========     =========     =========
   Limited partners               $   45,783    $  257,636    $  422,357    $  647,120
                                   =========     =========     =========     =========
Net income per limited
   partnership interest           $     2.35    $    13.26    $    21.73    $    33.30
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         General       Limited
                                         partners      partners        Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $  293,504    $2,079,328    $2,372,832

    Distributions                         (176,263)     (522,479)     (698,742)

    Net income                             161,220       422,357       583,577
                                         ---------     ---------     ---------

Balance at September 30, 2001           $  278,461    $1,979,206    $2,257,667
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months ended
                                                              September 30,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------
Cash flows from operating activities:
   Net income                                           $ 583,577     $ 880,805
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                         98,304        82,846
   Changes in assets and liabilities:
         Accounts receivable                              156,298       (76,469)
         Accounts payable                                  48,912        32,531
                                                         --------      --------
           Net cash provided by operating activities      887,091       919,713
                                                         --------      --------
Cash flows used in investing activities:
   Additions to oil and gas properties                     (7,793)      (12,681)

Cash flows used in financing activities:
   Cash distributions to partners                        (698,742)     (830,001)
                                                         --------      --------
Net increase in cash                                      180,556        77,031
Cash at beginning of period                               179,539       117,140
                                                         --------      --------
Cash at end of period                                   $ 360,095     $ 194,171
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

                           PARKER & PARSLEY 84-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 84-A, Ltd. (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $5,111,410 of which $3,797,678 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 9% to $1,538,389 for the nine months ended September 30, 2001 as compared to $1,698,194 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil and natural gas liquids ("NGLs"), offset by higher average prices received for gas. For the nine months ended September 30, 2001, 38,418 barrels of oil, 18,041 barrels of NGLs and 81,437 mcf of gas were sold, or 70,032 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 39,130 barrels of oil, 25,473 barrels of NGLs and 104,455 mcf of gas were sold, or 82,012 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.83, or 6%, from $28.61 for the nine months ended September 30, 2000 to $26.78 for the same period in 2001. The average price received per barrel of NGLs decreased $.80, or 6%, from $13.67 during the nine months ended September 30, 2000 to $12.87 for the same period in 2001. The average price received per mcf of gas increased 54% from $2.21 during the nine months ended September 30, 2000 to $3.41 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $964,897 for the nine months ended September 30, 2001 as compared to $829,499 for the same period in 2000, an increase of $135,398, or 16%. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $816,895 for the nine months ended September 30, 2001 and $691,478 for the same period in 2000 resulting in a $125,417 increase, or 18%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 10% from $55,175 for the nine months ended September 30, 2000 to $49,678 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $98,304 for the nine months ended September 30, 2001 as compared to $82,846 for the same period in 2000, representing an increase of $15,458, or 19%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices as compared to the same period in 2000, offset by a decrease in oil production of 712 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 31% to $427,567 for the three months ended September 30, 2001 as compared to $615,825 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 12,383 barrels of oil, 5,775 barrels of NGLs and 23,873 mcf of gas were sold, or 22,137 BOEs. For the three months ended September 30, 2000, 12,371 barrels of oil, 9,166 barrels of NGLs and 36,292 mcf of gas were sold, or 27,586 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.49, or 15%, from $30.74 for the three months ended September 30, 2000 compared to $26.25 for the same period in 2001. The average price received per barrel of NGLs decreased $4.41, or 31%, from $14.39 during the three months ended September 30, 2000 to $9.98 for the same period in 2001. The average price received per mcf of gas decreased 34% from $2.86 during the three months ended September 30, 2000 to $1.88 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $360,947 for the three months ended September 30, 2001 as compared to $271,768 for the same period in 2000, an increase of $89,179, or 33%. This increase was due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $306,915 for the three months ended September 30, 2001 and $226,699 for the same period in 2000, resulting in an $80,216 increase, or 35%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

During this period, G&A decreased 38% from $21,036 for the three months ended September 30, 2000 to $12,938 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $41,094 for the three months ended September 30, 2001 as compared to $24,033 for the same period in 2000, an increase of $17,061, or 71%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $32,622 during the nine months ended September 30, 2001 from the same period ended in 2000. This decrease was due to a decrease in oil and gas sales receipts of $161,830 and an increase in production costs of $125,417, offset by reductions in working capital of $249,148 and G&A expenses of $5,477. The decrease in oil and gas receipts resulted from $193,137 from the decline in production during 2001 as compared to the same period in 2000 and a decline in the average prices received for oil and NGLs of $94,366, offset by an increase in average prices received for gas of $125,673. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2001 and 2000 included equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $698,742, of which $176,263 was distributed to the general partners and $522,479 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $830,001, of which $210,687 was distributed to the general partners and $619,314 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.



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


                                           PARKER & PARSLEY 84-A, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 2001           By:     /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer